Form 10-Q
period 2006-12-02
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2007-01-16
CIK 1368775, 718916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-37917

 BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4663833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1830 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 387-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of December 2, 2006, the registrant has 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company) and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Part I - Financial Information:	Page
Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 2, 2006 and June 3, 2006	3

Condensed Consolidated Statements of Operations - Six and Three Months Ended December 2, 2006 (Successor) (Successor) and November 26, 2005 (Predecessor)	4

Condensed Consolidated Statements of Cash Flows - Six Months Ended December 2, 2006 (Successor) and November 26, 2005 (Predecessor)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

Part II - Other Information:	46

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Submission of Matters to Vote of Security Holders	46

Item 5. Other Information	46

Item 6. Exhibits	47

SIGNATURES	48

*****************

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	Successor

	December 2, 2006	June 3, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$38,326	$58,376
Restricted Cash and Cash Equivalents	13,808	13,816
Investments	783	591
Accounts Receivable - Net	42,936	42,083
Merchandise Inventories	913,259	708,185
Deferred Tax Assets	32,349	27,916
Prepaid and Other Current Assets	20,009	17,835
Assets Held for Disposal	3,070	7,661

Total Current Assets	1,064,540	876,463

Property and Equipment (Net of Accumulated Depreciation)	1,010,023	1,042,398
Tradenames	526,300	526,300
Favorable Leases (Net of Accumulated Amortization)	608,881	626,676
Goodwill	58,985	58,985
Other Assets	62,672	69,727

Total Assets	$3,331,401	$3,200,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$636,335	$444,904
Income Taxes Payable	6,861	6,274
Other Current Liabilities	226,476	181,760
Current Maturities of Long Term Debt	10,461	10,360

Total Current Liabilities	880,133	643,298

Long Term Debt	1,451,933	1,508,119
Other Liabilities	28,694	21,974
Deferred Tax Liability	586,477	607,646

Commitments and Contingencies		-

Stockholders' Equity:

Preferred Stock	-	-
Common Stock	-	-
Capital in Excess of Par Value	451,391	446,678
Accumulated Deficit	(67,227)	(27,166)
Total Stockholders' Equity	384,164	419,512
Total Liabilities and Stockholders' Equity	$3,331,401	$3,200,549

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Six Months Ended		Three Months Ended
	Successor	Predecessor	Successor	Predecessor
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005

REVENUES:
Net Sales	$1,641,613	$1,596,257	$984,767	$945,409
Other Revenue	19,554	15,841	12,134	8,517
	1,661,167	1,612,098	996,901	953,926

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,027,383	1,014,056	600,469	588,721
Selling and Administrative Expenses	534,641	498,593	287,581	264,153
Depreciation	72,176	45,063	37,192	22,435
Amortization	22,897	482	11,964	458
Interest Expense	70,630	3,344	35,216	1,531
Other (Income) Loss, Net	(1,663)	2,492	(682)	2,611
	1,726,064	1,564,030	971,740	879,909

(Loss) Income Before Income Tax (Benefit) Expense	(64,897)	48,068	25,161	74,017

Provision for Income Tax (Benefit)Expense	(24,836)	18,602	13,414	28,644

Net (Loss) Income	(40,061)	29,466	11,747	45,373

Net Unrealized (Loss) on Non-Marketable Securities, Net of Tax	-	(2)	-	(2)
Total Comprehensive (Loss) Income	$(40,061)	$29,464	$11,747	$45,371

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Six Months Ended
	Successor	Predecessor
	December 2, 2006	November 26, 2005

OPERATING ACTIVITIES
Net Income (Loss)	$(40,061)	$29,466
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:

Depreciation	72,176	45,063
Amortization	22,897	-
Accretion	5,759	-
Interest Rate Cap Contract - Adjustment to Market	1,675	-
Provision for Losses on Accounts Receivable	1,460	1,905
Provision for Deferred Income Taxes	(25,602)	(1,726)
Loss on Disposition of Fixed Assets and Leaseholds	91	2,130
Non-Cash Stock Compensation Expense	4,513	-
Non-Cash Rent Expense and Other	7,196	3,210
Changes in Assets and Liabilities
Investments	(192)	53,589
Accounts Receivable	(2,313)	(22,766)
Merchandise Inventories	(205,074)	(179,490)
Prepaid and Other Current Assets	(2,174)	(1,328)
Accounts Payable	191,431	254,583
Accrued and Other Current Liabilities	44,318	37,898
Net Cash Provided by Operating Activities	76,100	222,534

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(39,176)	(45,993)
Change in Restricted Cash and Cash Equivalents	8	105
Proceeds From Sale of Fixed Assets	4,648	656
Issuance of Notes Receivable	(33)	(31)
Other	47	15

Net Cash Used in Investing Activities	(34,506)	(45,248)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	244,900	-
Principal Payments on Long Term Debt	(1,105)	(100,960)
Principal Payments on Term Loan	(13,500)	-
Principal Payments on ABL Line of Credit	(292,139)	-
Equity Investment	200	44

Net Cash Used in Financing Activities	(61,644)	(100,916)
Increase (Decrease) in Cash and Cash Equivalents	(20,050)	76,370
Cash and Cash Equivalents at Beginning of Period	58,376	47,953

Cash and Cash Equivalents at End of Period	$38,326	$124,323

Supplemental Disclosure of Cash Flow Information;
Interest Paid	$68,673	$3,921
Income Taxes Paid	$2,825	$16,064

Non-Cash Investing Activities: Accrued Purchases of Property and Equipment	$(773)	$3,784

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTH PERIODS ENDED DECEMBER 2, 2006 (SUCCESSOR) AND
NOVEMBER 26, 2005 (PREDECESSOR)
(UNAUDITED)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries (“Company"). Burlington Coat Factory Investments Holdings, Inc. has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (“Holdings”). Except as expressly indicated or unless the context otherwise requires, as used herein the “Company”, “we”, “us”, or “our” means Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at June 3, 2006 has been derived from the audited financial statements in the Company's financial statements as of June 3, 2006. Because the Company's business is seasonal in nature, the operating results for the six and three month periods ended December 2, 2006 and the corresponding periods ended November 26, 2005 are not necessarily indicative of results for the fiscal year.

Although BCFWC continued as the same legal entity after the Merger Transaction (described below in Note 2), the accompanying condensed consolidated balance sheets, statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. We refer to the operations of BCFWC and subsidiaries for both the Predecessor and Successor periods.

2. Merger Transaction

On January 18, 2006, BCFWC entered into an Agreement and Plan of Merger, dated as of January 18, 2006 (the “Merger Agreement”), by and among BCFWC, Burlington Coat Factory Holdings, Inc. (f/k/a BCFWC Acquisition, Inc.) (“Parent”) and BCFWC Mergersub, Inc. (“Merger Sub”) to sell all of the outstanding common stock of BCFWC to Parent through a merger with Merger Sub, which were entities directly and indirectly owned by entities affiliated with Bain Capital Partners, LLC (collectively, the “Equity Sponsors” or “Investors”).

On April 13, 2006, the transaction was consummated by the Equity Sponsors through a $2.1 billion merger of Acquisition Sub with and into BCFWC, with BCFWC being the surviving corporation in the merger (the “Merger”). Under the Merger Agreement, the former holders of BCFWC’s common stock, par value $1.00 per share, received $45.50 per share. The Merger consideration was funded through the use of BCFWC’s available cash, cash equity contributions from the Equity Sponsors and the debt financings as described more fully below. We refer to the April 13, 2006 Merger as the “Merger Transaction.”

Immediately following the consummation of the Merger Transaction, Parent entered into a Contribution Agreement with Holdings to effectuate an exchange of shares whereby Parent delivered to Holdings all of the outstanding shares in BCFWC, and Holdings simultaneously issued and delivered to the parent 1,000 shares of common stock constituting all of Holdings’ issued and outstanding stock.

The following principal equity capitalization and financing transactions occurred in connection with the Merger Transaction:

•	Aggregate cash equity contributions of approximately $445 million were made by the Equity Sponsors and $0.8 million in cash from members of management; and

•
BCFWC (1) entered into an $800 million secured ABL Credit Facility, of which $225 million was drawn at closing, (2) entered into a $900 million secured term loan agreement, all of which was drawn at closing, (3) issued $305 million face amount 11 1/8% Senior Notes due 2014 at a discount of which all the $299 million proceeds were used to finance the Merger Transaction and (4) received a cash contribution from Holdings of $75 million from an issuance of $99.3 million 14 ½ % Senior Discount Notes due 2014, all of which was also used to finance the Merger Transaction.

The proceeds from the equity capitalization and financing transactions, together with $193 million of our available cash, were used to fund the:

•	Purchase of common stock outstanding of approximately $2.1 billion;

•	Settlement of all stock options of BCFWC under the terms of the Merger Agreement of approximately $13.8 million; and

•	Fees and expenses related to the Merger Transaction and the related financing transactions of approximately $90.8 million.

    Immediately following the consummation of the Merger Transaction, the Equity Sponsors indirectly owned 98.5% of the Parent and management owned 1.5% of the Parent.

In connection with the Merger Transaction, effective as of April 13, 2006, the Certificate of Incorporation of BCFWC Mergersub, Inc. became the BCFWC’s Certificate of Incorporation which resulted in the following changes to the BCFWC’s authorized capital stock from 5,000,000 preferred shares, par value $1.00 per share, and 100,000,000 common shares, par value $1.00 per share to 1,000 preferred shares, par value $0.01 per share, and 10,000 common shares, par value $1.00 per share, authorized shares of capital stock. As of June 3, 2006 and December 2, 2006, 1,000 shares of BCFWC common stock were held by Holdings and all 1,000 shares of Holdings were held by Parent.

3. Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest. All subsidiaries are wholly owned except one, of which we own seventy-five percent. The investment is consolidated, net of its minority interest. All significant intercompany accounts and transactions have been eliminated.

Holdings was incorporated in the State of Delaware on April 10, 2006. Holdings’ Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Parent is the only holder of record of this stock.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's registration statement filed with the SEC on October 10, 2006 on Form S-4, as amended.

4. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of $11.4 million pledged as collateral for certain insurance contracts and $2.4 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company.

5. Inventories

Merchandise inventories as of December 2, 2006 and June 3, 2006 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses", "Depreciation” and “Amortization” in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $30.6 million and $16.3 million for the six and three month periods ended December 2, 2006, respectively, and $24.6 million and $12.7 million for the three and six month periods ended November 26, 2005, respectively. Depreciation related to the warehousing and purchasing functions amounted to $5.1 million and $2.7 million for the six and three month periods ended December 2, 2006 and $4.2 million and $2.0 million for the six and three month periods ended November 26, 2005. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, historical analysis of product sales and current market conditions. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company's reserves against inventory were $28.8 million and $8.9 million as of December 2, 2006 and June 3, 2006, respectively. The increase in the reserves against inventory primarily relates to additional estimated inventory shrinkage for the six months ended December 2, 2006.

6. Investments

The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in net income (loss). The Company's investments not classified as held-to-maturity or trading securities are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At the balance sheet dates presented, investments consisted of (in thousands):

	December 2, 2006
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$150	$0	$150
Equity Investments	431	202	633
	$581	$202	$783

	June 3, 2006
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Equity Investments	$431	$160	$591

7. Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise net of allowances for estimated future returns.

with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised and rescinded by SAB No. 104, Revenue Recognition. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within other current liabilities. Gift cards are recorded as a liability at the time of issuance, and upon redemption the related sale is recorded. Except where prohibited by law, after 12 months of non-use, a monthly maintenance fee is deducted from the remaining balance of the gift card and is recorded as other revenue.

8. Other Income (Loss), Net

Other Income (Loss), Net consists of investment income, losses from disposition of fixed assets and other miscellaneous income items. Investment income amounted to $2.1 million and $1.3 million for the six and three month periods ended December 2, 2006, respectively, compared with investment income of $2.8 million and $1.4 million for the similar six and three month periods of a year ago. Losses from disposition of fixed assets amounted to $0.1 million for each of the six and three month periods ended December 2, 2006. Losses from disposition of fixed assets amounted to $2.1 million and $0.7 million for the six and three month periods ended November 26, 2005. For the six and three month periods ended December 2, 2006, the Company recorded miscellaneous losses of $0.8 million related to the write-off of the net book value of assets damaged at one of its store locations. During the comparative six and three month periods of fiscal 2006, the Company recorded miscellaneous losses of $3.5 million related to the write-off of the net book value of assets damaged during Hurricanes Katrina and Wilma.

9. Income Taxes

As of December 2, 2006, the Company had a current deferred tax asset of $32.3 million and a non-current deferred tax liability of $586.5 million. As of June 3, 2006, the Company had a current deferred tax asset of $27.9 million and a non-current deferred tax liability of $607.6 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate. As of December 2, 2006 and June 3, 2006, valuation allowances amounted to $10.6 million and related primarily to state tax net operating losses. The Company believes it is unlikely that it will be able to utilize the benefit of these losses in the future. Current deferred tax assets consisted primarily of certain operating costs and certain inventory related costs not currently deductible for tax purposes and tax loss carry forwards. Non-current deferred tax liabilities primarily reflected rent expense, pre-opening costs, intangible costs and depreciation expense not currently deductible for tax purposes.

10. Intangible Assets

The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s intangible assets primarily represent tradenames and net favorable lease positions. The tradename asset “Burlington Coat Factory” is expected to generate cash flows indefinitely and does not have an estimable or finite useful life; and therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight line basis over the expected lease terms. Amortization of net favorable lease positions is included in “Amortization” on the accompanying Condensed Consolidated Statement of Operations.

The Company tests identifiable intangible assets with an indefinite life for impairment, at a minimum on an annual basis, relying on a number of factors, including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible assets with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets as described in Note 24. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Intangible assets as of December 2, 2006 and June 3, 2006 are as follows (in thousands):

	December 2, 2006			June 3, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradename	$526,300	$-	$526,300	$526,300	$-	$526,300
Net Favorable Leases	$631,149	$(22,268)	$608,881	$631,149	$(4,473)	$626,676

Amortization expense related to net favorable leases amounted to $17.8 million and $9.4 million for the six and three month periods ended December 2, 2006, respectively. Amortization expense of net favorable leases for each of the next five fiscal years is estimated to be as follows: fiscal 2008 - $33.4 million; fiscal 2009 - $33.4 million; fiscal 2010 - $33.4 million; fiscal 2011 - $33.4 million; and fiscal 2012 - $33.2 million. Amortization for the remainder of fiscal 2007 is expected to be approximately $15.8 million.

11. Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable assets acquired less liabilities assumed. Other identifiable intangible assets include tradenames and net favorable leases. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) replaces the amortization of goodwill and indefinite-lived intangible assets with periodic tests for the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market for such unit. The Company’s annual impairment test for impairment of all reporting units occurs during the fourth quarter of each year. The Company has recorded $59.0 million in goodwill in connection with the Merger Transaction.

12. Other Assets

Other assets consist primarily of deferred financing fees, notes receivable and the net accumulation of excess rent income, accounted for on a straight line basis, over actual rental income receipts.

13. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.

14. Other Liabilities

Other liabilities primarily consist of deferred lease incentives and the net accumulation of excess straight line rent expense over actual rental expenditures. Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.

15. Lines of Credit

In connection with the Merger Transaction, BCFWC entered into an $800 million Available Business Line (ABL) senior secured revolving credit facility. The facility is for a five year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the facility during the six month period ended December 2, 2006 was $365.0 million. Average borrowings during the period amounted to $274.4 million at an average interest rate of 7.1%. At December 2, 2006 and June 3, 2006, $165.0 million and $212.2 million, respectively, were outstanding under this credit facility. Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

16. Store Exit Costs

The Company establishes reserves covering future lease obligations of closed stores. These reserves are included in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets. Reserves at December 2, 2006 and June 3, 2006 consisted of (in thousands):

Fiscal Year Reserve Established	Balance at June 3, 2006	Additions	Payments		Balance at December 2, 2006

2004	$377	-	$	(80)	$297
2006	494	-		(494)	-
	$871	-		$(574)	$297

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments for the costs over the remainder of the contractual obligation periods are: fiscal 2007 - $0.1 million, fiscal 2008 - $0.1 million and fiscal 2009 - $0.1 million.

17. Long Term Debt

Long-term debt consists of (in thousands):
	December 2, 2006	June 3, 2006
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	$4,190	$5,000
Promissory Note, 4.43% due in monthly payments of $8 through December 23, 2011	412	447
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,033	1,133
Senior Notes, 11⅛% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2006 to April 15, 2014	299,415	299,179
Senior Discount Notes, 14.5% due at maturity on October 15, 2014. Semi-annual discount accretion to maturity amount from October 15, 2006 to April 15, 2008 and semi-annual interest payments from October 15, 2008 to October 15, 2014.	82,040	76,517
$900 million senior secured term loan facility, Libor plus 2.25% due in quarterly payments of $2,250 from May 30, 2006 to May 28, 2012 with remaining balance payable quarterly in equal amounts through May 28, 2013.	884,250	897,750
$800 million ABL senior secured revolving facility, Libor plus spread based on average outstanding balance.	165,000	212,239

Capital Lease Obligations	26,054	26,214
Subtotal	1,462,394	1,518,479
Less Current Portion	(10,461)	(10,360)
Long-Term Debt and Obligations Under Capital Leases	$1,451,933	$1,508,119

The Company has $60.7 million in deferred financing fees, net of accumulated amortization, as of December 2, 2006 and $66.3 million as of June 3, 2006 related to its long term debt instruments recorded in the line item “Other Assets” on the Condensed Consolidated Balance Sheets. Amortization of deferred financing fees is included in the line item “Amortization” on the Company’s Condensed Consolidated Statement of Operations and amounted to $5.1 million and $2.6 million for the six and three month periods ended December 2, 2006, and $0.5 million and $0.5 million for the six and three month periods ended November 26, 2005, respectively. Amortization expense for the remainder of fiscal 2007 is estimated to be $5.1 million. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2008 - $10.3 million; fiscal 2009 - $10.4 million; fiscal 2010 - $10.4 million; fiscal 2011 - $9.8 million and fiscal 2012 - $6.7 million. Deferred financing fees have a remaining weighted average amortization period of approximately 5.8 years.

As of December 2, 2006, the Company is in compliance with all of its debt covenants. The agreements regarding the ABL Credit Facility and the Term Loan as well as indenture governing the BCFWC Senior Notes and Holdings Senior Discount Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to pay dividends on, redeem or repurchase capital stock; make investments and other restricted payments; incur additional indebtedness or issue preferred stock; create liens; permit dividend or other payment restrictions on our restricted subsidiaries; sell all or substantially all of our assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

18.  Comprehensive Income

The Company presents comprehensive income (loss) as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the six and three month periods ended December 2, 2006, comprehensive income (loss) consisted of net income (loss). For the six and three month periods ended November 26, 2005, comprehensive income (loss) consisted of net income (loss) and net unrealized gains (losses) on available-for-sale investments.

19.  Segment Information

The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):

	Six Months Ended		Three Months Ended

	Successor	Predecessor	Successor	Predecessor
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Apparel	$1,308,687	$1,266,721	$801,267	$765,257
Home Products	332,926	329,536	183,500	180,152
	$1,641,613	$1,596,257	$984,767	$945,409

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

20. Other Revenue

Other Revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration and other service charges and other miscellaneous items. Layaway, alteration and other service fees amounted to $8.7 million and $6.6 million for the six and three month periods ended December 2, 2006 and $5.3 million and $3.1 million for the six and three month periods ended November 26, 2005, respectively. Rental income from leased departments amounted to $4.8 million and $2.5 million for the six and three month periods ended December 2, 2006, respectively, and $4.8 million and $2.6 million for the comparative periods of a year ago. Subleased rental income and other miscellaneous revenue items amounted to $6.0 million and $3.0 million for the six and three month periods ended December 2, 2006 and $5.7 million and $2.8 million for the six and three month periods ended November 26, 2005.

21. Vendor Rebates and Allowances

Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.5 million and $0.3 million for the six and three month periods ended December 2, 2006, respectively, and $0.5 million and $0.3 million for the six and three month periods ended November 26, 2005, respectively.

22.  Capitalized Computer Software Costs

In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $5.5 million and $2.4 million for the six and three month periods ended December 2, 2006, respectively, and $2.7 million and $1.5 million relating to these costs during the six and three month periods ended November 26, 2005, respectively.

23. Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (“Plan”). The Plan provides for the granting of service-based and performance-based stock options and restricted stock to executive officers and other key employees of the Company and its subsidiaries. Pursuant to the Plan employees are granted options to purchase “units” of common stock in the Parent. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. The options are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock. There are 511,122 units reserved under the Plan consisting of 4,600,098 shares of Class A common stock of Holdings and 511,122 shares of Class L common stock of Holdings.

The units granted were granted in three tranches with exercise prices as follows: Tranche 1: $90 per unit; Tranche 2: $180 per Unit; and Tranche 3: $270 per unit. The service-based awards generally cliff vest 40% on the second anniversary of the award with the remaining ratably over the subsequent three years. All options become exercisable upon a change of control and unless determined otherwise by the plan administrator. Upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

As of December 2, 2006, the Parent granted 407,500 options to purchase units. All options granted to date are service based awards. On June 4, 2006, we adopted SFAS No. 123R (Revised 2004), “Share-Based Payment,” using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. For the six and three month periods ended December 2, 2006, we recognized non-cash stock compensation expense of $1.5 million and $0.8 million, respectively which is included in the line item “Selling and Administrative Expense” on our Company’s Condensed Consolidated Statements of Operations. The adoption of SFAS 123R had no impact on our cash flow from operations or financing activities. At December 2, 2006, there is approximately $14.7 million of unearned non-cash stock-based compensation that we expect to recognize as expense over the next 4.4 years. The service based awards are expensed on a straight line basis over the requisite service period of five years. During the six and three month periods ended December 2, 2006, there were options granted to purchase 70,000 units and 40,000 units, respectively. During the six months ended December 2, 2006, 10,000 options to purchase units were cancelled. During the period, no options were exercised. At December 2, 2006, no options were exercisable.

The following table summarizes information about the stock options outstanding under Parent’s 2006 Plan as of December 2, 2006:

Option Units Outstanding				Option Units Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
Tranche 1	$90.00	135,833	9.4 years	$90.00	0
Tranche 2	$180.00	135,833	9.4 years	$180.00	0
Tranche 3	$270.00	135,834	9.4 years	$270.00	0
		407,500			0

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under Parent’s 2006 Plan in fiscal 2006 and fiscal 2007:

Risk-Free Interest Rate	4.75%
Expected Volatility	70%
Expected Life	4.5 years
Contractual Life	10 years
Expected Dividend Yield	0.0%
Fair Value of Option Units Granted
Tranche 1	$53.13
Tranche 2	$38.79
Tranche 3	$30.53

 Pre-Transaction Stock-Based Compensation Accounting

Prior to the closing of the Merger transaction, BCFWC applied APB 25 in accounting for its stock option awards. Accordingly, compensation expense has not been recorded for the six and three month periods ended November 26, 2005. The following table illustrates the effect on net income for the six and three month periods ended November 26, 2005 had BCFWC applied the fair value recognition provisions of SFAS No. 123 (in thousands):

	Six Months Ended November 26, 2005	Three Months Ended November 26, 2005

Net Income as Reported	$29,466	$45,373
Expense Under Fair Value Method, Net of Tax Effect	(336)	(133)
Pro forma Net Income	$29,130	$45,240

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005 (no options were granted during fiscal 2004 or fiscal 2006):

	Grant 1	Grant 2
Number of Shares	87,700	73,600
Risk-Free Interest Rate	4.10%	4.10%
Expected Volatility	37.65%	38.00%
Expected Life	5.5 years	5.5 years
Contractual Life	10 years	10 years
Expected Dividend Yield	0.20%	0.20%
Fair Value of Options Granted	$6.79	$9.85

Any unexercised stock options at the time of the consummation of the Merger transaction were cancelled and each holder received an amount in cash, less applicable withholding taxes, equal to $45.50 per share less the exercise price of each option.

Non-vested restricted stock: At their option, in lieu of receiving an all cash retention bonus, members of management collectively received $5.9 million in shares of non-vested restricted stock in the form of common stock of Parent. These shares vest on April 13, 2007. Non-vested restricted stock compensation is being amortized over a one year vesting period and amounted to $2.9 million and $1.4 million for the six and three month periods ended December 2, 2006. Deferred compensation expense is recorded as additional paid-in-capital.

24. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. Impairment charges recorded during each of the six and three month periods ended December 2, 2006 amounted to $3.6 million. For the six and three month periods ended November 26, 2005 impairment charges amounted to and $1.3 million and $0.9 million.

25. Discontinued Operations

The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed, where sales by another store will not absorb a significant amount of the closed store's sales, are included in the Company's calculation of discontinued operations. There were no discontinued operations recorded during the six and three month periods ended December 2, 2006 or for the same periods ended November 26, 2005.

26. Advertising Costs

The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended December 2, 2006 were $41.3 million and $30.8 million, respectively. For the six and three month periods ended November 26, 2005, advertising costs were $37.2 million and $24.2 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were $0.3 million and less than $0.1 million for the six and three month periods ended December 2, 2006, respectively and $0.4 million and $0.3 million for the comparative six and three month periods of a year ago.

27. Lease Accounting

The Company calculates rent expense on a straight line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

28. Derivatives and Hedging Activities

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet, measured at estimated fair value and the recognition of any unrealized gains and losses.

BCFWC entered into two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations. These agreements are classified as “Other Assets” within our Condensed Consolidated Balance Sheets. Each agreement became effective on May 12, 2006. One interest rate cap agreement has a notional principal amount of $300,000,000 with a cap rate of seven percent, and terminates on May 31, 2011. The other agreement has a notional principal amount of $700,000,000 with a cap rate of seven percent, and terminates on May 29, 2009. We do not monitor these interest rate cap agreements for hedge effectiveness. Losses associated with these contracts amounted to $1.7 million and $0.6 million during the six and three month periods ended December 2, 2006 and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations. The fair market value of the interest rate contracts at December 2, 2006 amounted to $0.6 million and $2.3 million at June 3, 2006.

29. Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

30. Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statement of Operations for the six and three month periods ended November 26, 2005 to conform to the classifications used in the current period. Line of credit commitment fees of $0.2 million and $0.1 million previously recorded in the line item “Selling and Administrative Expense” have been reclassified and included in the line item “Interest Expense.” Deferred financing fee amortization of $0.5 million and $0.5 million for the six and three month periods ended November 26, 2005 have been reclassified from “Selling and Administrative Expense” to “Amortization”.

31. Recent Accounting Pronouncements

a.     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. We adopted Statement No. 123(R) for fiscal 2007, using the modified-prospective method. Under the modified-prospective method, we recognized compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The impact of adopting SFAS 123 (R) on Net Loss amounted to $1.0 million and $0.4 million (net of tax) for the six and three month periods ended December 2, 2006.

SFAS 123 (R) also amended SFAS No. 95, “Statement of Cash Flows” to require the benefits for tax deductions in excess of recognized compensation be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows.

b.     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS No. 153 effective June 4, 2006. The adoption of SFAS No. 153 did not have an impact on our condensed consolidated financial statements.

c.     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as applicable beginning in fiscal 2007. The adoption of SFAS No. 154 did not have an impact on our condensed consolidated financial statements.

d.        In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact of the adoption of FIN 48 on its condensed consolidated financial statements.

e.        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or subject to a remeasurement after the beginning of the fiscal year starting after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

f.    .    In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

g.    .    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS No. 157 on its financial statements.

h.     In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its condensed consolidated statement of operations. No change in presentation is anticipated as a result of adoption of EITF 06-3.

i.     In September 2006, the SEC issued SAB 108. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company will be required to adopt the provisions of SAB 108 in its first year ending after November 15, 2006. We do not expect the adoption SAB No. 108 to have a material impact on our condensed consolidated financial statements.

32. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 ⅛% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes. In addition, Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Credit Facility and $900 million term loan. These guarantees are both joint and several. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings or Parent in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or Parent, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on Holdings Senior Discount Notes, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (SUCCESSOR)

	As of December 2, 2006

ASSETS	Investments	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
Current Assets:
Cash and Cash Equivalents	$-	$27,143	$11,183	$-	$38,326
Restricted Cash and Cash Equivalents	-	-	13,808	-	13,808
Investments	-	-	783	-	783
Accounts Receivable	-	41,956	980	-	42,936
Merchandise Inventories	-	1,780	911,479	-	913,259
Deferred Tax Asset	-	12,090	20,259	-	32,349
Prepaid and Other Current Assets		9,311	21,575	(7,807)	23,079
Total Current Assets	-	92,280	980,067	(7,807)	1,064,540

Property and Equipment - Net of Accumulated Depreciation	-	41,674	968,349	-	1,010,023
Goodwill	-	58,985	-		58,985
Trademark	-	526,300	-		526,300
Net Favorable Leases	-	-	608,881		608,881
Other Assets	384,164	2,096,131	504	(2,418,127)	62,672
Total Assets	$384,164	$2,815,370	$2,557,801	$(2,425,934)	$3,331,401

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$634,570	$1,765	$-	$636,335
Income Taxes Payable	-	14,668	-	(7,807)	6,861
Other Current Liabilities	-	196,928	29,548	-	226,476

Current Maturities of Long Term Debt	-	9,000	1,461	-	10,461
Total Current Liabilities	-	855,166	32,774	(7,807)	880,133

Long Term Debt	-	1,339,665	112,268	-	1,451,933
Other Liabilities	-	10,000	28,694	(10,000)	28,694
Deferred Tax Liability	-	226,375	360,102	-	586,477

Stockholders' Equity:
Preferred Stock	-	-	-	-	-
Common Stock	-	-	1,568	(1,568)	-
Capital in Excess of Par Value	451,391	451,391	1,963,670	(2,415,061)	451,391
Retained Earnings (Accumulated Deficit)	(67,227)	(67,227)	58,725	8,502	(67,227)
Total Stockholders' Equity	384,164	384,164	2,023,963	(2,408,127)	384,164
Total Liabilities and Stockholders' Equity	$384,164	$2,815,370	$2,557,801	$(2,425,934)	$3,331,401

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (SUCCESSOR)

	As of June 3, 2006
	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$48,865	$9,511	$—	$58,376
Restricted Cash and Cash Equivalents	—	—	13,816	—	13,816
Investments	—	—	591	—	591
Accounts Receivable	—	41,133	950	—	42,083
Merchandise Inventories	—	1,416	706,769	—	708,185
Deferred Tax Asset	—	12,091	15,825	—	27,916
Prepaid and Other Current Assets	—	9,820	20,104	(4,428)	25,496

Total Current Assets	—	113,325	767,566	(4,428)	876,463

Property and Equipment—Net of Accumulated Depreciation	—	46,521	995,877	—	1,042,398
Goodwill	—	58,985	—	—	58,985
Trademark	—	526,300	—	—	526,300
Net Favorable Leases	—	—	626,676	—	626,676
Other Assets	419,512	1,951,421	470	(2,301,676)	69,727

Total Assets	$419,512	$2,696,552	$2,390,589	$(2,306,104)	$3,200,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$—	$441,811	$3,093	$—	$444,904
Income Taxes Payable	—	10,702	—	(4,428)	6,274
Other Current Liabilities	—	178,057	3,703	—	181,760

Current Maturities of Long Term Debt	—	9,000	1,360	—	10,360

Total Current Liabilities	—	639,570	8,156	(4,428)	643,298

Long Term Debt	—	1,398,073	110,046	—	1,508,119
Other Liabilities	—	10,000	21,974	(10,000)	21,974
Deferred Tax Liability	—	229,397	378,249	—	607,646

Stockholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	—	1	1,568	(1,569)	—
Capital in Excess of Par Value	446,678	446,677	1,864,120	(2,310,797)	446,678
Retained Earnings (Accumulated Deficit)	(27,166)	(27,166)	6,476	20,690	(27,166)

Total Stockholders’ Equity	419,512	419,512	1,872,164	(2,291,676)	419,512

Total Liabilities and Stockholders’ Equity	$419,512	$2,696,552	$2,390,589	$(2,306,104)	$3,200,549

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

	For the Six Months Ended December 2, 2006

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$-	$2,107	$1,639,506	$-	$1,641,613
Other Revenue	(40,061)	56,484	15,320	(12,189)	19,554
	(40,061)	58,591	1,654,826	(12,189)	1,661,167

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	1,315	1,026,068	-	1,027,383
Selling and Administrative Expenses	-	76,544	458,097	-	534,641
Depreciation	-	11,757	60,419	-	72,176
Amortization	-	4,904	17,993	-	22,897
Interest Expense	-	63,668	6,962	-	70,630
Other Income, Net	-	(658)	(1,005)	-	(1,663)
	-	157,530	1,568,534	-	1,726,064
Income (Loss) Before Provision (Benefit) for Income Taxes	(40,061)	(98,939)	86,292	(12,189)	(64,897)
Provision (Benefit) for Income Taxes	-	(58,878)	34,042	-	(24,836)
Net Income (Loss)	(40,061)	(40,061)	52,250	(12,189)	(40,061)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

	For the Three Months Ended December 2, 2006

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$-	$1,271	$983,496	$-	$984,767
Other Revenue	11,747	60,974	8,432	(69,019)	12,134
	11,747	62,245	991,928	(69,019)	996,901

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	773	599,696	-	600,469
Selling and Administrative Expenses	-	34,843	252,738	-	287,581
Depreciation	-	5,880	31,312	-	37,192
Amortization	-	2,457	9,507	-	11,964
Interest Expense	-	31,542	3,674	-	35,216
Other Income, Net	-	(658)	(24)	-	(682)
	-	74,837	896,903	-	971,740
Income (Loss) Before Provision (Benefit) for Income Taxes	11,747	(12,592)	95,025	(69,019)	25,161
Provision (Benefit) for Income Taxes	-	(24,339)	37,753	-	13,414
Net Income (Loss)	$11,747	$11,747	$57,272	$(69,019)	$11,747

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

	For the Six Months Ended November 26, 2005

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$2,216	$1,594,041	$-	$1,596,257
Other Revenue	-	74,283	15,339	(73,781)	15,841
	-	76,499	1,609,380	(73,781)	1,612,098

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	1,404	1,012,652	-	1,014,056
Selling and Administrative Expenses	-	62,150	436,443	-	498,593
Depreciation	-	6,116	38,947	-	45,063
Amortization	-	467	15	-	482
Interest Expense	-	2,057	1,287	-	3,344
Other Income, Net	-	2,816	(324)	-	2,492
	-	75,010	1,489,020	-	1,564,030
Income (Loss) Before Provision (Benefit) for Income Taxes	-	1,489	120,360	(73,781)	48,068
Provision (Benefit) for Income Taxes	-	(27,977)	46,579	-	18,602
Net Income (Loss)	-	29,466	73,781	(73,781)	29,466

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

	For the Three Months Ended November 26, 2005

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$1,349	$944,060	$-	$945,409
Other Revenue	-	66,652	8,636	(66,771)	8,517
	-	68,001	952,696	(66,771)	953,926

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	841	587,880	-	588,721
Selling and Administrative Expenses	-	31,163	232,990	-	264,153
Depreciation	-	2,529	19,906	-	22,435
Amortization	-	450	8	-	458
Interest Expense	-	894	637	-	1,531
Other Income, Net	-	2,816	(205)	-	2,611
	-	38,693	841,216	-	879,909
Income (Loss) Before Provision (Benefit) for Income Taxes	-	29,308	111,480	(66,771)	74,017
Provision (Benefit) for Income Taxes	-	(16,065)	44,709	-	28,644
Net Income (Loss)	-	45,373	66,771	(66,771)	45,373

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

	For the Six Months Ended December 2, 2006
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$45,679	$30,421	$-	$76,100

INVESTING ACTIVITIES
Acquisition of Property and Equipment - Continuing Operations	-	(6,909)	(32,267)	-	(39,176)
Proceeds Received from Sales of Assets Held for Sale	-	-	4,591	-	4,591
Investing Activity-Other	-	47	32	-	79
Net Cash Used in Investing Activities		(6,862)	(27,644)	-	(34,506)

Proceeds from Long - Term Debt	-	-	-	-	-
Proceeds from ABL	-	244,900	-	-	244,900
Principal Payments on Long Term Debt	-	-	(1,105)	-	(1,105)
Principal Payments on Long Term Loan	-	(13,500)	-	-	(13,500)
Principal Payments on ABL	-	(292,139)	-	-	(292,139)
Equity Investment	-	200	-	-	200
Net Cash Used in Financing Activities	-	(60,539)	(1,105)	-	(61,644)
Increase in Cash and Cash Equivalents	-	(21,722)	1,672	-	(20,050)
Cash and Cash Equivalents at Beginning of Period	-	48,865	9,511	-	58,376
Cash and Cash Equivalents at End of Period	-	$27,143	$11,183	$-	$38,326

BURLINGTON COAT FACTORY INVESTMENT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (PREDECESSOR)

	For the Six Month Period Ended November 26, 2005
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$109,602	$112,932	$-	$222,534

INVESTING ACTIVITIES	-
Acquisition of Property and Equipment	-	(15,360)	(30,633)	-	(45,993)
Proceeds Received from Insurance	-	-	656	-	656
Investing Activity-Other	-	120	(31)	-	89
Net Cash Used in Investing Activities	-	(15,240)	(30,008)	-	(45,248)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	-	(100,000)	(960)	-	(100,960)
Equity Investment	-	44	-	-	44
Net Cash Used in Financing Activities	-	(99,956)	(960)	-	(100,916)
Increase in Cash and Cash Equivalents	-	(5,594)	81,964	-	76,370
Cash and Cash Equivalents at Beginning of Period	-	43,942	4,011	-	47,953
Cash and Cash Equivalents at End of Period	$-	$38,348	$85,975	$-	$124,323

33. Acquisitions

As described in Note 2, on April 13, 2006, affiliates of Bain Capital Partners, LLC purchased all of the outstanding capital stock of Burlington Coat Factory Warehouse Corporation from its existing stockholders for an aggregate purchase price of approximately $2.1 billion. The aggregate cost, together with the costs and fees necessary to consummate the transaction, was financed by equity contributions of $445.8 million, borrowings from an $800 million ABL Credit Facility, of which $225 million was drawn at the closing of the Transaction, borrowings from a $900 million secured term loan agreement, issuance of $305 million of Senior Notes, of which $299 million of proceeds was used in the financing of the Transaction, a cash contribution from Investments of $75 million from an issuance of $99.3 million Senior Discount Notes and from BCFWC’s available cash.

The acquisition of the Company has been accounted for in accordance with SFAS No. 141 “Business Combinations.” The purchase price was allocated to the assets acquired and liabilities assumed based on the estimates of their respective values at the date of acquisition.

Assets acquired and liabilities assumed in an acquisition are valued based on fair market value measures as determined by management with the assistance of third parties. The method used to determine the asset values include a variety of valuation techniques. With respect to trademarks, management under the advisement of a third party, adopted the income approach to value these intangible assets. Under the income approach, the value of our trademarks was determined by the present value of potential future revenues from such trademarks based on a discounted royalty rate.

With respect to internally developed software, we determined the value based on the assumed dollar value of the cost of recreating the source code of such software. The cost of recreating the source code was based on the labor costs for the man hours assumed to be required to create such source code.

In order to determine the value of our leases, we compared our leases with comparable leases available in the market and discounted current lease rates over the life of our existing leases.

In order to determine the step-up in basis for our assets, we applied either the cost approach or market approach, as management determined appropriate under the advisement of third party valuators. Under the cost approach, the step-up in basis is determined by the current cost of replacement less estimated applicable depreciation. Under the market approach, the step-up is determined by the market value of comparable assets less applicable depreciation.

With respect to any of the valuation methods, if different assumptions are adopted by management, significant changes to the allocation of the purchase price could result.

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation to underlying assets and liabilities is subject to change and the change could be material. In addition, the final determination of the tax treatment of deal related expenditures and the impact of the Transaction on the Company’s ability to carry forward net operating losses as well as the final determination of actual tax expenses for fiscal 2006 could result in material changes to the purchase price allocation.

April 13, 2006
(in thousands)
Total acquisition consideration:
Cash paid upon acquisition	$2,050,918
Liabilities assumed	769,251
Acquisition related costs	4,849

2,825,018
Less: Book value of net assets acquired	1,785,818

$1,039,200

Fair value adjustment for property, plant and equipment	416,118
Tradenames	526,300
Net favorable lease positions	637,112
Internally developed software	42,000
Deferred taxes related to valuations	(641,315)
Goodwill	58,985

$1,039,200

The aggregate amortization expense for the periods from April 13, 2006 through June 3, 2006 and the six and three month periods ended December 2, 2006 for the definite lived identifiable intangibles was $4.5 million, $17.8 million and $9.4 million, respectively. Net favorable leases are being amortized on a straight line basis over the expected lives of the related leases. Internally developed software is being amortized on a straight line basis over three years and is being recorded in the line item “Depreciation” on the Company’s Condensed Consolidated Statements of Operations. Amortization of internally developed software amounted to $1.9 million, $7.0 million and $3.5 million, respectively, for the period from April 13, 2006 through June 3, 2006 and the six and three month periods ended December 2, 2006.

Condensed opening balance sheet as of April 13, 2006 (in thousands):

Cash and other current assets	$216,850
Inventory	757,156
Property, plant and equipment	1,061,244
Goodwill	58,985
Intangibles	1,234,964
Other assets	26,311

Total assets	$3,355,510

Current portion of long-term debt	$10,358
Accounts payable	507,080
Other current liabilities and taxes payable	226,965

Long-term debt	1,521,596
Other long-term liabilities	643,681
Stockholders’ equity	445,830

Total liabilities and stockholders’ equity	$3,355,510

The following table reflects the pro forma revenue and net income (loss) for the six and three month periods presented as though the acquisition and related transactions had taken place at the beginning of the period (amounts in thousands):

	Six Months Ended November 26, 2005	Three Months Ended November 26, 2005
Revenue	$1,611,972	$953,884
Net Income (Loss)	$(50,562)	$5,872

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (“Holdings”). Except as expressly indicated or unless the context otherwise requires, as used herein the “Company”, “we”, “us”, or “our” means Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. The following discussion contains forward-looking information and should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on October 10, 2006, as amended. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled “Safe Harbor Statement.”

Overview

Burlington Coat Factory experienced an increase in net sales through the first six months ended December 2, 2006 compared with the first six months ended November 26, 2005. Net sales were $1,641.6 million for the six months ended December 2, 2006 and $1,596.3 million for the six months ended November 26, 2005, a 2.8% increase. The Company’s 2006 fiscal year ended June 3, 2006 was a 53 week year. As a result, each of the fiscal quarters in this 2007 fiscal year begins and ends one week later than the corresponding period of the prior fiscal year. Because the last week of November is traditionally a strong week for sales given the onset of the holiday shopping season, we experienced a significant increase in net sales in this fiscal year’s second quarter over last fiscal year’s second quarter. However, comparing the 26 week period ended December 2, 2006 with the 26 week period ended December 3, 2005 would show that net sales for the 26 week period of fiscal 2007 were up slightly over the similar 26 week period of fiscal 2006, i.e., $1,641.6 million compared with $1,641.4 million.

The Company experienced a 1.7% comparative store sales decrease from the comparative period of a year ago.

Gross margin as a percentage of sales increased to 37.4% from 36.5% during the six month period ended December 2, 2006 compared with the six month period ended November 26, 2005 due to higher initial margins and reduced freight costs. The Company recorded a net loss of $40.1 million for the six month period ended December 2, 2006 compared with net income of $29.5 million for the six month period ended November 25, 2006. Increases in depreciation, interest and amortization related to the Merger Transaction of April 13, 2006 negatively impacted earnings.

For the three months ended December 2, 2006 compared with the three months ended November 26, 2005, net sales increased $39.4 million (4.2%). Comparative store sales decreased 2.4% during the quarter. Comparative store sales increased 5.0% in September, decreased 1.3% in October and decreased 8.8% in November compared with the same months last year. The decrease in comparative store sales in October and November is primarily attributed to unseasonably warm weather in certain regions of the United States. Gross margin percentage increased to 39.0% from 37.7 % during the three month period ended December 2, 2006 compared with the three month period ended November 25, 2006 due primarily to higher initial margins and reduced freight costs. For the three month period ended December 2, 2006, net income amounted to $11.7 million compared with $45.4 million during the period ended November 25, 2006. The decrease in net income is primarily attributable to increases in depreciation, interest and amortization expenses.

Items Affecting Comparability

Predecessor/Successor bases of accounting

On January 18, 2006, BCFWC entered into the Merger Agreement among BCFWC, Parent and Merger Sub to sell the entire company to entities directly owned by Bain Capital (collectively, the “Equity Sponsors”).  On April 13, 2006, the transaction was consummated by the Equity Sponsors through a $2.1 billion merger of Merger Sub into BCFWC with BCFWC being the surviving corporation in the Merger. Under the Merger Agreement, former holders of BCFWC’s common stock, par value $1.00 per share, received $45.50 per share, or approximately $2.1 billion.

Although BCFWC continued as the same legal entity after the Merger Transaction, the accompanying consolidated balance sheets, statements of operations, and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. We refer to the operations of BCFWC and subsidiaries for both the Predecessor and Successor periods.

As a result of the Merger Transaction, our assets and liabilities have been preliminarily adjusted to their fair value as of the closing date, April 13, 2006. The allocation of fair value is subject to change and the change could be material. Depreciation and amortization expenses are higher in successor accounting periods due to these fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets.

Interest expense has increased substantially in the successor accounting periods in connection with our financing arrangements, which includes a $800 million senior secured ABL Credit Facility, a $900 million secured term loan, $305 million senior notes and $99.3 million Holdings Senior Discount Notes, each of which are further described in the liquidity section that follows.

Current Conditions

Store Openings, Closings, and Relocations. During the first six months of fiscal 2007, the Company opened eleven Burlington Coat Factory Stores. Two stores previously closed due to Hurricanes Katrina and Wilma were reopened during the six month period. An additional Burlington Coat Factory store was relocated to a location within the same trading market. During the six months ended December 2, 2006, three Burlington Coat Factory stores, one MJM designer shoe store and one Super Baby Depot store were closed. Two stores were remodeled during the six month period ended December 2, 2006. As of December 2, 2006, the Company operated 373 stores under the names "Burlington Coat Factory Warehouse" (“BCF”), (348 stores), "Cohoes Fashions"(7 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store). The Company plans to open eight Burlington Coat Factory stores during remainder of fiscal 2007. Two remodels of existing Burlington Coat Factory stores and the reopening of the remaining store damaged by Hurricane Katrina are planned for the remainder of fiscal 2007. The Company plans to close three Cohoes stores and to convert two Cohoes stores to BCF stores during fiscal 2007 and is reviewing operational alternatives for the remaining two Cohoes stores.

Key Performance Measures

Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced a decrease in comparative store sales of 1.7% and 2.4% in the six and three month periods ended December 2, 2006 compared with the six and three month periods ended November 25, 2006. The decrease is primarily attributable to unseasonably warm weather in October and November.

Inventory Turnover. Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be used to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail inventory for the period being measured. The inventory turnover rate during the first six months of fiscal 2007 and fiscal 2006 was 2.2.

Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. To assist with inventory management, in fiscal 2006, the Company began implementing a third party markdown optimization software system throughout its stores. Management believes that the system will improve the Company's ability to monitor the performance of merchandise on a regional basis in order to clear underperforming merchandise earlier in the season, purchase newer or more in-demand items more quickly and manage pricing decisions. The initial implementation of the system was limited to certain ladies’ and girls’ sportswear items for the 2005 fall season. During the next phase of implementation, which is scheduled to occur during fiscal 2007, we will be managing additional fashion merchandise. At December 2, 2006, inventory was $913.3 million versus $900.4 million at November 26, 2005. This increase in inventory is due primarily to the increase in the number of stores operating in the fiscal 2007 period compared with the similar fiscal 2006 period.

Gross Margin. Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the six month period ended December 2, 2006 compared with the six month period ended November 25, 2006, the Company experienced an increase in gross margin percentage to 37.4% from 36.5%. For the three month periods ended December 2, 2006 and November 26, 2005, the gross margin percentage increased to 39% from 37.7%. These increases are due primarily to increases in initial margins and reduced freight costs in the current year's six and three month periods compared with the six and three month periods ended November 25, 2006.

Net Operating Margin. Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the cost of sales and operating expenses (Selling and Administrative Expenses, Depreciation, Amortization and losses on disposition of assets). The margins for the six and three month periods ended December 2, 2006 were $4.1 million and $59.7 million, respectively, compared with $53.9 million and $78.2 million for the comparative six and three month periods of a year ago. These decreases are due primarily to increases in depreciation and amortization relating to the merger and related transactions of April 13, 2006.

Liquidity. Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced a decrease in cash flow of $96.4 million during the six month period ended December 2, 2006 compared with the six month period ended November 26, 2005. Changes in working capital also impact our cash flows. Working capital is current assets minus current liabilities. Working capital at December 2, 2006 was $184.4 million compared with $345.1 million at November 26, 2005. This decrease in working capital is due primarily to a decrease in the Company’s cash position, resulting from the use of available cash to fund part of the Merger Transaction.

Critical Accounting Policies and Estimates

The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed store and contingencies and litigation. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of its unaudited condensed consolidated financial statements:

Inventory. The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out (“FIFO”) inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

 Insurance. The Company has risk participation agreements with insurance carriers with respect to workers' compensation, liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in the Company's costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker's compensation claims by employees, health insurance claims by employees or liability claims will result in a corresponding increase in the Company's costs related to these claims. Insurance reserves amounted to $33.3 million and $30.8 million at December 2, 2006 and June 3, 2006, respectively.

Reserves for Revenue Returns. The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required. Sales reserves amounted to $5.5 million and $1.9 million at December 2, 2006 and June 3, 2006. The increase in reserves is primarily in response to the seasonality of sales and the Company’s new cash back return policy.

Long-Lived Assets. The Company tests for recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Doubtful Accounts. The Company maintains allowances for bad checks, miscellaneous receivables and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for current conditions.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the six and three month periods ended December 2, 2006 and November 26, 2005.

	Percentage of Net Sales		Percentage of Net Sales
	Six Months Ended		Three Months Ended
	(unaudited)		(unaudited)
	Successor	Predecessor	Successor	Predecessor
	December 2,	November 26,	December 2,	November 26,
	2006	2005	2006	2005

Net Sales	100%	100.0%	100%	100.0%

Cost of Sales	62.6	63.5	61.0	62.3
Selling & Administrative Expenses	32.6	31.3	29.2	28.0

Depreciation	4.4	2.8	3.8	2.4

Amortization	1.4	-	1.2	-

Interest Expense	4.3	0.2	3.6	0.1

Other Income (Loss), Net	.1	(0.2)	.1	(0.3)

Other Revenue	1.2	1.0	1.2	0.9

Income (Loss) before Income Taxes	(4.0)	3.0	2.5	7.8

Income Tax Expense (Benefit)	1.6	1.2	1.2	3.0

Net Income (Loss)	(2.4)%	1.8%	1.3%	4.8%

Sales

Six Month Period Ended December 2, 2006 compared with Six Month Period Ended November 26, 2005

Consolidated net sales increased $45.4 million (2.8%) to $1,641.6 million for the six month period ended December 2, 2006 compared with the six month period ended November 26, 2005. As previously noted, the Company’s prior fiscal year ended June 3, 2006 was a 53 week fiscal year and as a result, the current fiscal year and each of its quarters begins and ends one week later than the corresponding period of the prior fiscal year. Net sales for the twenty-six week period of fiscal 2006 ended December 3, 2005 were $1,641.4 million. Comparative stores sales decreased 1.7% for the six month period ended December 2, 2006 due primarily to unseasonably warm weather in October and November.

The Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the six and three month periods ended December 2, 2006 with the results of operations for the six and three month periods ended November 26, 2005.

Eleven new Burlington Coat Factory department stores opened during the first six months of fiscal 2007 contributed $27.7 million to net sales for the six month period ended December 2, 2006.

The Cohoes Fashions stores contributed $19.0 million to consolidated sales for the six month period ended December 2, 2006 compared with $22.6 million for the six month period ended November 26, 2005. This decrease is due to comparative store sales decreases of 16.8% during the six month period of fiscal 2007 compared with the period ended November 25, 2006.

The MJM Designer Shoes stores contributed $28.5 million to sales for the six month period ended December 2, 2006 compared with $27.8 million for the six month period ended November 25, 2006. Comparative store sales decreased 0.3% during the six month period of fiscal 2007 compared with the period ended November 25, 2006.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) increased to $19.6 million for the six month period ended December 2, 2006 compared with $15.8 million for the six month period ended November 25, 2006. This increase is primarily related to gift card service fees.

Cost of Sales

         Cost of sales increased $13.3 million (1.3%) for the six month period ended December 2, 2006 compared with the six month period ended November 26, 2005. The dollar increase in cost of sales was due primarily to the increase in net sales during the six month period ended December 2, 2006 compared with the period ended November 25, 2006.

Cost of sales as a percentage of net sales decreased to 62.6% in the fiscal 2007 six month period from 63.5% in the fiscal 2006 six month period. The decrease in cost of sales, as a percentage of net sales, for the fiscal 2007 period compared with the fiscal 2006 period was primarily the result of increases in initial margins and reduced freight costs. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses and Depreciation line items in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

Selling and Administrative Expenses increased $36.0 million (7.2%) from the fiscal 2006 six month period to the fiscal 2007 six month period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during the six month period of fiscal 2007 compared with the period ended November 25, 2006. Additionally, the Company incurred $16.8 million in expenses related to the Merger Transaction, increases in advertising expenses of $4.1 million and increased professional fees of $3.7 million during the fiscal 2007 six month period compared with the six month period ended November 25, 2006. As a percentage of Net Sales, Selling and Administrative Expenses were 32.6% for the six month period ended December 2, 2006 compared with 31.3% for the six month period ended November 26, 2005.

Depreciation

Depreciation expense amounted to $72.2 million in the six month period ended December 2, 2006 compared with $45.1 million in the six month period ended November 26, 2005. This increase of $27.1 million is attributable primarily to the step up in basis of the Company’s fixed assets related to the Merger Transaction of approximately $416 million and to capital additions made subsequent to fiscal 2006’s second fiscal quarter.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges amounted to $22.9 million for the six month period ended December 2, 2006 compared with $0.5 million for the six month period ended November 26, 2005. The increase is attributable to increased deferred debt charges and favorable lease assets recorded as part of the Merger Transaction.

Interest Expense

Interest expense was $70.6 million and $3.3 million for the six month period ended December 2, 2006 and November 26, 2005, respectively. The increase in interest expense is primarily related to our ABL Credit Facility, our secured term loan, BCFWC senior notes and our senior discount notes which all relate to financing activities related to the Merger.

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased $4.2 million to $1.7 million for the six month period ended December 2, 2006 compared with the six month period ended November 26, 2005. The increase is due primarily to losses recorded in last year’s quarter of $3.5 million related to assets damaged by Hurricane Katrina and Wilma and to losses of $2.1 million, resulting from the write-off of the book values of fixed assets of stores closed during the six months ended November 26, 2005. This compares with insurance losses and fixed asset write-offs of $0.8 million and $0.1 million during fiscal 2007. Investment income amounted to $2.1 million and $2.8 million for the six months ended December 2, 2006 and November 26, 2005, respectively. The decrease in investment income is due to decreases in available cash and investments used to finance a portion of the Merger.

Income Tax

The Company estimates its fiscal 2007 effective tax rate to be approximately 38.3%, which does not take into consideration the Work Opportunities Tax Credit for fiscal 2007. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the application of the Work Opportunity Tax Credit and our estimate of income for the year. The impact of significant discrete items is separately recognized in the quarter in which they occur.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income, permanent items, and statutory tax rates. Our effective tax rate for the first six months of fiscal 2007 is 38.3% which compares with 38.7% for the first six months of fiscal 2006.

Income tax benefit was $24.8 million for the six month period ended December 2, 2006, compared with income tax expense of $18.6 million for the six month period ended November 26, 2005.

Net Loss

Net loss amounted to $40.1 million for the six month period ended December 2, 2006 compared with net income of $29.5 million for the comparative period of last year. The decrease in earnings of $69.6 million is due primarily to continuing expenses resulting from the Merger Transaction of April 13, 2006, including increased depreciation, amortization and interest expense.

Sales

Three Month Period Ended December 2, 2006 compared with Three Month Period Ended November 26, 2005

Consolidated net sales increased $39.4 million (4.2%) to $984.8 million for the three month period ended December 2, 2006 compared with the three month period ended November 26, 2005. Net sales for the thirteen week period ended December 3, 2005 were $985.5 million.  Comparative store sales decreased 2.4% for the three month period ended December 2, 2006.

Eleven new Burlington Coat Factory department stores opened during the first six months period ended December 2, 2006 and contributed $26.6 million to net sales for the three month period ended December 2, 2006.

The Cohoes Fashions stores contributed $10.5 million to consolidated sales for the three month period ended December 2, 2006 compared with $12.9 million for the three month period ended November 26, 2005. This decrease is due to comparative store sales decreases of 20.1% during the three month period of fiscal 2007 compared with the three months ended November 26, 2005.

The MJM Designer Shoes stores contributed $16.4 million to sales for the three month period ended December 2, 2006 compared with $17.3 million for the period ended November 26, 2005 of fiscal 2006. Comparative store sales decreased 2.7% during the three month period of fiscal 2007 compared with the three months ended November 26, 2005
.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) increased to $12.1 million for the three month period ended December 2, 2006 compared with $8.5 million for the period ended November 25, 2006. This increase is primarily related to gift card service fees.

Cost of Sales

Cost of sales increased $11.7 million (2.0%) for the three month period ended December 2, 2006 compared with the three month period ended November 26, 2005. The dollar increase in cost of sales was due primarily to the increase in net sales during the three month period ended December 2, 2006 compared with the six and three month period ended November 25, 2006. Cost of sales as a percentage of net sales decreased to 61.0% in the fiscal 2007 three month period from 62.3% in the fiscal 2006 three month period. The decrease in cost of sales, as a percentage of net sales, for the fiscal 2007 period compared with the fiscal 2006 period was primarily the result of increases in initial margins and reduced freight costs.

Selling and Administrative Expenses

Selling and Administrative Expenses increased $23.4 million (8.9%) from the fiscal 2006 three month period to the fiscal 2007 three month period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2007 period compared with the period ended November 25, 2006 and to $7.0 million in additional expenses related to the Merger Transaction. As a percentage of Net Sales, Selling and Administrative Expenses were 29.2% for the three month period ended December 2, 2006 compared with 28.0% for the three month period ended November 26, 2005.

Depreciation

Depreciation expense amounted to $37.2 million in the three month period ended December 2, 2006 compared with $22.4 million in the three month period ended November 26, 2005. This increase of $14.8 million is attributable primarily to the step up in basis of the Company’s fixed assets related to the Merger Transaction of approximately $416 million and to capital additions made subsequent to fiscal 2006’s second fiscal quarter.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges amounted to $12.0 million for the three month period ended December 2, 2006 compared with $0.5 million for the three month period ended November 26, 2005. The increase is attributable to increased deferred debt charges and favorable lease assets recorded as part of the Merger Transaction.

Interest Expense

Interest expense was $35.2 million and $1.5 million for the three month periods ended December 2, 2006 and November 26, 2005, respectively. The increase in interest expense was related to the additional debt incurred as a result of the Merger Transaction.

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased $3.3 million to $0.7 million for the three month period ended December 2, 2006 compared with the similar fiscal period of last year. The increase is due primarily to one-time losses of $3.5 million recorded in last year’s quarter related to assets damaged by Hurricane Katrina and Wilma during last year’s second quarter and losses recorded of $0.7 million resulting from the write-off of the book values of fixed assets of stores closed during the three months ended November 26, 2005. This compares with insurance losses and fixed asset write-offs of $0.8 million and $0.1 million respectively during the second quarter of fiscal 2007. Investment income amounted to $1.3 million and $1.4 million for the three months ended December 2, 2006 and November 26, 2005, respectively.

Income Tax

Income tax expense was $13.4 million for the three month period ended December 2, 2006 and $28.6 million for the similar fiscal period of last year. The Company revised its estimated tax rate for the 2007 fiscal year from 42.5% in the first quarter to 38.3% in the second quarter. This revision resulted in an effective tax rate of 53.3% for the three months ended December 2, 2006.

Net Income

Net income amounted to $11.7 million for the three month period ended December 2, 2006 compared with $45.4 million for the comparative period of last year. This decrease of $33.7 million is due primarily to continuing increased expenses related to depreciation, amortization and interest and advisory fees incurred as a result of the Merger Transaction and related financing transactions.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit under our revolving credit facility.

Operational Growth

         During the first six months of fiscal 2007, the Company opened eleven new Burlington Coat Factory Warehouse department stores. As of December 2, 2006, the Company operates stores under the names "Burlington Coat Factory Warehouse" (348 stores), "Cohoes Fashions" (7 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store). The Company estimates spending approximately $45.6 million, net of landlord allowances, in capital expenditures during fiscal 2007 including $28.1 million for store expenditures, $7.1 million for upgrades of warehouse facilities and $10.4 million for computer and other equipment expenditures. For the first six months of fiscal 2007, capital expenditures amounted to approximately $39.2 million.

       The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions. Additionally, the Company may consider strategic acquisitions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores. There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

Working Capital

         Working capital decreased to $184.4 million at December 2, 2006 from $233.2 million at June 3, 2006. This decrease is due primarily to the Company's repayment of debt obligations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $76.1 million for the six months ended December 2, 2006 compared with $222.5 million for the six months ended November 26, 2005. This decrease is primarily related to increased inventory purchases made during the current year’s six month period compared to the prior year’s period, higher interest expense payments in the current period due to the Merger Transaction and to sales of investments during last year’s six month period.

Dividends

Payment of dividends is prohibited under our credit agreements, except for limited circumstances.

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $800 million ABL Credit Facility, $900 million Term Loan and the $305 million Senior Notes due 2014.

The Company’s long-term borrowings at December 2, 2006 consisted of:

$800 Million ABL Credit Facility

The Company entered that certain credit agreement dated as of April 13, 2006 (the “ABL Agreement”). The ABL Credit Facility establishes a revolving credit loan facility with the principal amount of commitments and loans thereunder not to exceed $800 million (which may be increased or decreased pursuant to the provisions of the ABL Agreement). Borrowings under the ABL facility are limited by a borrowing base which is calculated periodically based on specified percentages of the value of eligible inventory and eligible credit card receivables, subject to certain reserves and other adjustments. The ABL facility is guaranteed by certain of our U.S. subsidiaries and secured by (a) a perfected first priority lien on all of our inventory, accounts and personal property related to inventory and accounts and our equity interests in certain of our U.S. subsidiaries and (b) a perfected second priority lien on substantially all of our other real and personal property and that of our subsidiaries, in each case subject to various limitations and exceptions. The termination date of the ABL Agreement is the earlier of May 28, 2011 or the date that all obligations under such agreement are satisfied. As of December 2, 2006, we had $165.0 million outstanding under the ABL facility and unused availability of $522.3 million.

Term Loan Facility

The Term Loan Agreement establishes a term loan in a principal amount not to exceed $900 million. The term loan facility is guaranteed by certain of our subsidiaries and secured by (a) a perfected first priority lien on substantially all of our real and personal property and that of our subsidiaries and (b) a perfected second priority lien on all of our inventory, accounts and personal property related to inventory and accounts and that of our subsidiaries, in each case subject to various limitations and exceptions. At the closing of the Merger Transaction, the total amount of the term loan was drawn to finance the transaction. The termination date of the Term Loan Agreement is the earlier of May 28, 2013 or the date upon which all obligations pursuant to the

Loan Agreement are satisfied. As of December 2, 2006, we had $884.3 million outstanding under our term loan facility.

BCFWC Senior Notes

On April 13, 2006, BCFWC issued $305.0 million aggregate principal amount of senior notes due April 15, 2014 (referred to herein as the “Senior Notes”). The notes were issued at a discount and yielded $299.0 million at the transaction date. BCFWC issued the Senior Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. On October 10, 2006, BCFWC, the guarantor subsidiaries and Holdings (as a guarantor) filed a registration statement with the Securities and Exchange Commission (SEC) to register exchange notes to be issued in exchange for these notes, and on January 12, 2007, the SEC declared the amended registration statement effective.  As of December 2, 2006, we had $299.4 million outstanding in senior notes.

Holdings Senior Discount Notes

On April 13, 2006, we issued, through our newly-formed holding company, Burlington Coat Factory Investments Holdings, Inc., $99.3 million aggregate principal amount of 14 1/2% Senior Discount Notes due October 15, 2014 (referred to herein as the “Holdings Senior Discount Notes”). The senior discount notes were issued at a discount and yielded $75.0 million at the transaction date. Holdings issued the Senior Discount Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. For reporting purposes, the payment obligations related to the $75 million of Senior Discount Notes issued by Holdings and the related debt costs have been “pushed down” to the consolidated statements of the Company. On October 10, 2006, Holdings filed a registration statement with the Securities and Exchange Commission (SEC) to register these notes, and on January 12, 2007, the SEC declared the amended registration statement effective. As of December 2, 2006, we had $82.0 million outstanding in Senior Discount Notes.

Loan from Burlington County Board of Freeholders

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002. The loan is secured by a letter of credit in the amount of $1.2 million. As of December 2, 2006 we had $1.0 million outstanding under the loan.

Capital Lease Obligations

The Company has capital lease obligations relating to two of its stores. The lease terms at inception for these locations extended over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At December 2, 2006, capital lease obligations amounted to $26.1 million. During the six months of fiscal 2007, $1.3 million of lease payments were applied to interest and $0.2 million were applied against capital lease obligations.

Interest Rate Cap Agreements

In May 2006, we hedged a portion of our interest rate risk, consistent with the requirements under the Section 5.14 of the Term Loan Agreement through the use of interest rate cap agreements. The Company entered into two interest rate caps to manage interest rate risk associated with its long-term debt obligations. Each agreement became effective on May 30, 2006. One interest rate cap agreement has a notional principal amount of $300,000,000 with a cap rate of seven percent, with a reference floating rate which appears on the Telerate Page 3750 two days prior to the reset date, and terminates on May 31, 2011. The other agreement has a notional principal amount of $700,000,000 with a cap rate of seven percent, with the same reference floating rate as the other interest rate cap agreement, and terminates on May 29, 2009. We do not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with these contracts are included within the line item “Interest Expense” on the Company’s Condensed Consolidated Statement of Operations. The Company paid $2.5 million for these agreements on May 30, 2006. The fair value of these rate cap agreements is $0.6 million as of December 2, 2006. The fair values of the interest rate cap agreements are recorded under the caption “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

Letters of Credit

         The Company also had letter of credit agreements with a bank in the amount of $14.2 million and $12.4 million guaranteeing performance under various leases, insurance contracts and utility agreements at December 2, 2006 and June 3, 2006, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 2, 2006, the Company had no material off-balance sheet arrangements except for operating leases.

The following table sets forth certain information regarding our contractual obligations as of December 2, 2006 (in thousands):

	Payments During Fiscal Years

Contractual Obligations	Total	Fiscal 2007 Less Than One Year	2008	2009	2010	2011	Thereafter
Long Term Debt	$1,459,194	$4,637	$10,171	$10,269	$10,377	$10,496	$1,413,244
Interest on Long Term Debt	808,484	62,969	113,822	126,908	126,142	126,098	252,545
Capital Leases	54,162	1,248	2,497	2,497	2,557	2,616	42,747
Operating Leases	580,979	66,265	120,842	98,787	75,403	53,219	166,463
Purchase Obligations	331,127	323,863	2,751	2,008	1,081	1,025	399

Total	$3,233,946	$458,982	$250,083	$240,469	$215,560	$193,454	$1,875,398

Liquidity and Capital Resources Summary

The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds and from short term borrowings under its ABL Credit Facility. To the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.

Safe Harbor Statement

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of 1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, the Company's ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on the Company's condensed consolidated financial statements. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Recent Accounting Pronouncements

a.  In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. We adopted Statement No. 123(R) for fiscal 2007. The statement requires us to use either the modified-prospective method or modified retrospective method. We utilized the modified-prospective method. Under the modified-prospective method, we recognized compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The impact of adopting SFAS 123 (R) on Net Loss amounted to $1.0 million and $0.4 million (net of tax) for the six and three month periods ended December 2, 2006.

SFAS 123 (R) also amended FAS No. 95, “Statement of Cash Flows” to require the cost benefits for tax deductions in excess of recognized compensation be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows.

b.  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS No. 153 effective June 4, 2006. The adoption of SFAS No. 153 did not have an impact on our consolidated financial statements.

c.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 as applicable beginning in fiscal 2007. The adoption of SFAS No. 154 did not have an impact on our consolidated financial statements.

d.      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact of the adoption of FIN 48 on its condensed consolidated financial statements.

e.       In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the guidance in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS 133. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or subject to a remeasurement after the beginning of the fiscal year starting after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

f.       In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

g.       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS No. 157 on its financial statements.

h.     In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its condensed consolidated statement of operations. No change in presentation is anticipated as a result of EITF 06-3.

i.     In September 2006, the SEC issued SAB 108. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company will be required to adopt the provisions of SAB 108 in its first year ending after November 15, 2006. We do not expect the adoption SAB No. 108 to have a material impact on our condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Market Risk Disclosures

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Credit Facility and term loan will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At December 2, 2006, we had $387.1 million principal amount of fixed-rate debt and $1,049.3 million of available floating-rate debt. Based on $1,049.3 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.5 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remain constant) (all amounts in thousands):

Floating Rate Debt	Principal Outstanding at December 2, 2006	Additional Interest Expense Q3 2007	Additional Interest Expense Q4 2007	Additional Interest Expense Q1 2008	Additional Interest Expense Q2 2008
ABL Credit Facility	$165,000	$413	$413	$413	$413
Term Loan	884,250	2,211	2,205	2,199	2,194
Total	$1,049,250	$2,624	$2,618	$2,612	$2,607

The Company has two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% for our first billion of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then the maximum interest rate exposure for the Company would be $15.8 million assuming constant current borrowing levels of $1 billion. Currently, the Company has unlimited interest rate risk related to its variable rate debt in excess of $1 billion. At December 2, 2006, the Company’s borrowing rates related to its ABL Credit Facility and its Term Loan were 7.32% and 7.62%, respectively.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assuredthat any replacement borrowing or equity financing could be successfully completed.

A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.

Item 4. Controls and Procedures

The Company's principal executive officer, Mark Nesci, and the Company's principal financial officer, Robert L. LaPenta, Jr., have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of December 2, 2006. Based on their review, these officers have concluded that, as of December 2, 2006, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 27, 2006 a putative class action complaint was filed by a stockholder of our Company in the Superior Court of New Jersey in and for Burlington County against us and our directors (the “Individual Defendants”) challenging the proposed acquisition of our Company by affiliates of Bain Capital pursuant to the Merger Agreement. Lemon Bay Partners v. Burlington Coat Factory Warehouse Corporation et al. (CA No. Bur. C-000014-06). On March 7, 2006, plaintiff served us and the Individual Defendants with a First Amended Shareholder Class Action Complaint (the “Complaint”). The Complaint asserts on behalf of a putative class of Company stockholders a claim against the Individual Defendants for alleged breaches of fiduciary duties in connection with the proposed Merger. The Complaint alleged, among other things, that the consideration to be paid to holders of Company common stock in the Merger is inadequate. The Complaint further alleged that we and the Individual Defendants have breached a disclosure duty to our stockholders by failing to provide them with material information and/or providing them with misleading information concerning the proposed Merger in our proxy statement. The Complaint also asserted a claim against Bain Capital for aiding and abetting the alleged breaches of fiduciary duties by the Individual Defendants. The Complaint sought, among other things, to enjoin the consummation of the Merger, that the transaction be rescinded if it is not enjoined, and an award of compensatory and rescissory damages as well as attorneys’ fees. On March 30, 2006, we and our directors entered into a memorandum of understanding for a settlement, subject to court approval, pursuant to which the lawsuit would be dismissed against all parties to the lawsuit in consideration of additional disclosures made in the proxy statement supplement related to the Merger and the proposed payment of plaintiff’s legal fees. After the memorandum of understanding was approved by the court, confirming discovery was completed. In July 2006, a motion for preliminary approval of the settlement was filed with the court. The settlement agreement was approved on October 18, 2006. The settlement will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

No material legal proceedings have commenced or been terminated during the period covered by this report. We are party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

At December 2, 2006, there had not been any material changes to the information related to the Item 1A, “Risk Factors” disclosed in the Company’s Registration Statement on Form S-4 filed with the SEC on October 10, 2006, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

31.1 Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Mark A. Nesci
Mark A. Nesci
President & Chief Executive Officer

/s/ Robert L. LaPenta, Jr.
Robert L. LaPenta, Jr.
Vice President - Chief Accounting Officer

Date: January 16, 2007