Form 10-Q
period 2007-03-03
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2007-04-17
CIK 1368775, 718916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of March 3, 2007, the registrant has 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company) and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	Successor

	March 3, 2007	June 3, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$59,673	$58,376
Restricted Cash and Cash Equivalents	2,776	13,816
Investments	810	591
Accounts Receivable - Net	41,566	42,083
Merchandise Inventories	766,643	708,185
Deferred Tax Assets	30,612	27,916
Prepaid and Other Current Assets	18,751	17,835
Assets Held for Sale	26,690	7,661

Total Current Assets	947,521	876,463

Property and Equipment (Net of Accumulated Depreciation)	972,210	1,042,398
Tradename	526,300	526,300
Favorable Leases (Net of Accumulated Amortization)	600,715	626,676
Goodwill	56,072	58,985
Other Assets	60,030	69,727

Total Assets	$3,162,848	$3,200,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$467,594	$444,904
Income Taxes Payable	35,007	6,274
Other Current Liabilities	204,013	181,760
Current Maturities of Long Term Debt	3,717	10,360

Total Current Liabilities	710,331	643,298

Long Term Debt	1,433,683	1,508,119
Other Liabilities	41,828	21,974
Deferred Tax Liability	559,477	607,646

Commitments and Contingencies

Stockholders' Equity:

Preferred Stock	-	-
Common Stock	-	-
Capital in Excess of Par Value	453,704	446,678
Accumulated Deficit	(36,175)	(27,166)
Total Stockholders' Equity	417,529	419,512
Total Liabilities and Stockholders' Equity	$3,162,848	$3,200,549

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Nine Months Ended		Three Months Ended
	Successor	Predecessor	Successor	Predecessor
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006

REVENUES:
Net Sales	$2,628,912	$2,619,919	$987,299	$1,023,662
Other Revenue	30,373	24,209	10,819	8,368
	2,659,285	2,644,128	998,118	1,032,030

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,649,636	1,663,396	622,253	649,340
Selling and Administrative Expenses	790,960	765,935	256,319	267,342
Depreciation	106,392	67,979	34,216	22,916
Amortization	33,623	491	10,726	9
Interest Expense	102,344	4,238	31,714	894
Other (Income), Net	(4,867)	(1,100)	(3,204)	(3,592)
	2,678,088	2,500,939	952,024	936,909

(Loss) Income Before Income Tax (Benefit) Expense	(18,803)	143,189	46,094	95,121

Provision for Income Tax (Benefit) Expense	(9,794)	55,413	15,042	36,811

Net (Loss) Income	(9,009)	87,776	31,052	58,310

Total Comprehensive (Loss) Income	$(9,009)	$87,776	$31,052	$58,310

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Nine Months Ended
	Successor	Predecessor
	March 3, 2007	February 25, 2006

OPERATING ACTIVITIES
Net (Loss) Income	$(9,009)	$87,776
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:

Depreciation	106,392	67,979
Amortization	33,623	491
Accretion of Debt Discount	8,801	-
Interest Rate Cap Contract - Adjustment to Market	1,883	-
Provision for Losses on Accounts Receivable	2,256	3,448
Provision for Deferred Income Taxes	(52,703)	(4,280)
Loss on Disposition of Fixed Assets and Leaseholds	1,223	2,645
Non-Cash Stock Compensation Expense	6,826	-
Non-Cash Rent Expense and Other	4,908	(761)
Changes in Assets and Liabilities
Investments	(219)	(32,490)
Accounts Receivable	(6,349)	(5,406)
Merchandise Inventories	(58,458)	11,120
Prepaid and Other Current Assets	(975)	4,510
Accounts Payable	22,690	22,321
Other Current Liabilities	48,260	38,803
Cash Received - Lease Incentives	20,414	3,998
Net Cash Provided by Operating Activities	129,563	200,154

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(54,343)	(64,759)
Change in Restricted Cash and Cash Equivalents	11,040	1,135
Proceeds From Sale of Fixed Assets	4,650	687
Lease Acquisition Costs	-	(635)
Other	66	20

Net Cash Used in Investing Activities	(38,587)	(63,552)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	404,858	470
Principal Payments on Long Term Debt	(1,243)	(101,080)
Principal Payments on Term Loan	(13,500)
Principal Payments on ABL Line of Credit	(479,994)
Equity Investment	200
Issuance of Common Stock Upon Exercise of Stock Options	-	59
Payment of Dividends	-	(1,791)

Net Cash Used in Financing Activities	(89,679)	(102,342)
Increase in Cash and Cash Equivalents	1,297	34,260
Cash and Cash Equivalents at Beginning of Period	58,376	47,953

Cash and Cash Equivalents at End of Period	$59,673	$82,213

Supplemental Disclosure of Cash Flow Information;
Interest Paid	$87,216	$4,528
Income Taxes Paid	$13,720	$41,887

Non-Cash Investing Activities: Accrued Purchases of Property and Equipment	$(2,012)	$3,901

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE AND THREE MONTH PERIODS ENDED MARCH 3, 2007 (SUCCESSOR) AND
FEBRUARY 25, 2006 (PREDECESSOR)
(UNAUDITED)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries (“Company”). Burlington Coat Factory Investments Holdings, Inc. has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (“Holdings”). Except as expressly indicated or unless the context otherwise requires, as used herein the “Company”, “we”, “us”, or “our” means Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at June 3, 2006 has been derived from the audited financial statements in the Company's financial statements as of June 3, 2006. Because the Company's business is seasonal in nature, the operating results for the nine and three month periods ended March 3, 2007 and the corresponding periods ended February 25, 2006 are not necessarily indicative of results for the fiscal year.

Although BCFWC continued as the same legal entity after the Merger Transaction (described below in Note 2), the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. We refer to the operations of BCFWC and subsidiaries for both the Predecessor and Successor periods.

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

•
BCFWC (1) entered into an $800 million secured ABL Credit Facility, of which $225 million was drawn at closing, (2) entered into a $900 million secured term loan agreement, all of which was drawn at closing, (3) issued $305 million face amount 11 1/8% Senior Notes due 2014 at a discount of which all the $299 million proceeds were used to finance the Merger Transaction and (4) received a cash contribution from Holdings of $75 million from an issuance of $99.3 million 14 1/2% Senior Discount Notes due 2014, all of which was also used to finance the Merger Transaction.

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

In connection with the Merger Transaction, effective as of April 13, 2006, the Certificate of Incorporation of BCFWC Mergersub, Inc. became the BCFWC’s Certificate of Incorporation which resulted in the following changes to the BCFWC’s authorized capital stock from 5,000,000 preferred shares, par value $1.00 per share, and 100,000,000 common shares, par value $1.00 per share to 1,000 preferred shares, par value $0.01 per share, and 10,000 common shares, par value $1.00 per share, authorized shares of capital stock. As of June 3, 2006 and March 3, 2007, 1,000 shares of BCFWC common stock were held by Holdings and all 1,000 shares of Holdings were held by Parent.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's registration statement filed with the SEC on October 10, 2006 on Form S-4, as amended and declared effective by the SEC on January 12, 2007.

4. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of $0.4 million pledged as collateral for certain insurance contracts and $2.4 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company. Previously, the Company maintained approximately $11.4 million pledged as collateral for certain insurance contracts. During the third quarter of fiscal 2007, the Company replaced approximately $11.0 million of this restricted cash with letters of credit agreements as collateral for the contracts.

5. Inventories

Merchandise inventories as of March 3, 2007 and June 3, 2006 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses", "Depreciation” and “Amortization” in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $44.7 million and $14.1 million for the nine and three month periods ended March 3, 2007, respectively, and $36.8 million and $12.2 million for the nine and three month periods ended February 25, 2006, respectively. Depreciation related to the warehousing and purchasing functions amounted to $7.9 million and $2.8 million for the nine and three month periods ended March 3, 2007 and $6.2 million and $2.0 million for the nine and three month periods ended February 25, 2006. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, historical analysis of product sales and current market conditions. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company's reserves against inventory were $45.1 million and $8.9 million as of March 3, 2007 and June 3, 2006, respectively. The increase in the reserves against inventory primarily relates to additional estimated inventory shrinkage for the nine months ended March 3, 2007.

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

	March 3, 2007
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$150	$-	$150
Equity Investments	431	229	660
	$581	$229	$810

	June 3, 2006
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Equity Investments	$431	$160	$591

7. Assets Held for Sale

“Assets Held for Sale” represents assets owned by the Company that management has committed to sell in the near term. The Company has either identified or is actively seeking potential buyers for these assets as of March 3, 2007. The assets listed as “Assets Held for Sale” are comprised of buildings related to store operations.

8. Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised and rescinded by SAB No. 104, Revenue Recognition. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within other current liabilities. Gift cards are recorded as a liability at the time of issuance, and upon redemption the related sale is recorded. Except where prohibited by law, after 12 months of non-use, a monthly maintenance fee is deducted from the remaining balance of the gift card and is recorded as other revenue.

9. Other Income (Loss), Net

Other Income (Loss), Net consists of investment income, losses from disposition of fixed assets and other miscellaneous income items. Investment income amounted to $4.2 million and $2.1 million for the nine and three month periods ended March 3, 2007, respectively, compared with interest income of $5.9 million and $3.1 million for the similar nine and three month periods of a year ago. Losses from disposition of fixed assets amounted to $1.2 million and $1.1 million for the nine and three month periods ended March 3, 2007. Losses from disposition of fixed assets amounted to $2.6 million and $0.5 million for the nine and three month periods ended February 25, 2006. The Company recorded insurance recoveries of $1.9 million during the nine and three month periods ended March 3, 2007. These revenues were offset in part by losses of $0.8 million recorded during the second fiscal quarter relating to the write-off of the net book value of assets damaged at one of its store locations. The Company recorded miscellaneous losses of $3.5 million related to the write-off of the net book value of assets damaged during Hurricanes Katrina and Wilma, during the second fiscal quarter of 2006

10. Income Taxes

As of March 3, 2007, the Company had a current deferred tax asset of $30.6 million and a non-current deferred tax liability of $554.2 million. As of June 3, 2006, the Company had a current deferred tax asset of $27.9 million and a non-current deferred tax liability of $607.6 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate. As of March 3, 2007 and June 3, 2006, valuation allowances amounted to $10.6 million and related primarily to state tax net operating losses. The Company believes it is unlikely that it will be able to utilize the benefit of these losses in the future. Current deferred tax assets consisted primarily of certain operating costs and certain inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily reflected rent expense, pre-opening costs, intangible costs and depreciation expense not currently deductible for tax purposes.

11. Intangible Assets

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

The Company tests identifiable intangible assets with an indefinite life for impairment, at a minimum on an annual basis, relying on a number of factors, including operating results, business plans and projected future cash flows. The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible assets with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets as described in Note 25. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Intangible assets as of March 3, 2007 and June 3, 2006 are as follows (in thousands):

	March 3, 2007			June 3, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradename	$526,300	$-	$526,300	$526,300	$-	$526,300
Net Favorable Leases	$631,149	$(30,434)	$600,715	$631,149	$(4,473)	$626,676

Amortization expense related to net favorable leases amounted to $26.0 million and $8.2 million for the nine and three month periods ended March 3, 2007, respectively. Amortization expense of net favorable leases for each of the next five fiscal years is estimated to be as follows: fiscal 2008 - $33.5 million; fiscal 2009 - $33.5 million; fiscal 2010 - $33.5 million; fiscal 2011 - $33.4 million; and fiscal 2012 - $33.3 million. Amortization for the remainder of fiscal 2007 is expected to be approximately $8.4 million.

12. Goodwill

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

13. Other Assets

Other assets consist primarily of deferred financing fees, notes receivable and the net accumulation of excess rent income, accounted for on a straight line basis, over actual rental income receipts.

14. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.

15. Other Liabilities

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

16. Lines of Credit

In connection with the Merger Transaction, BCFWC entered into an $800 million Available Business Line (ABL) senior secured revolving credit facility. The facility is for a five year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the facility during the nine month period ended March 3, 2007 was $365.0 million. Average borrowings during the period amounted to $217.9 million at an average interest rate of 7.2%. At March 3, 2007 and June 3, 2006, $137.1 million and $212.2 million, respectively, were outstanding under this credit facility. Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

17. Store Exit Costs

The Company establishes reserves covering future lease and one-time termination benefit obligations of closed stores. The long term portion of the reserves is included in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets and amounts to $0.1 million. Reserves at March 3, 2007 and June 3, 2006 consisted of (in thousands):

Fiscal Year Reserve Established	Balance at June 3, 2006	Additions	Payments	Balance at March 3, 2007

2004 Future Lease Obligations	$377		$98	$279
2006 Future Lease Obligations	494		494	-
2007 Future Lease Obligations	-	$404	75	329
2007 One-Time Termination Benefits	-	115	-	115
	$871	$519	$667	$723

The Company believes that these reserves are adequate to cover the expected contractual lease payments, one-time termination benefits and other ancillary costs related to the closings. Scheduled rent related payments for the costs over the remainder of the contractual obligation periods are: fiscal 2007 - $0.2 million, fiscal 2008 - $0.4 million and fiscal 2009 - $0.1 million.

18. Long Term Debt

Long-term debt consists of (in thousands):
	March 3, 2007	June 3, 2006
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	$4,190	$5,000
Promissory Note, 4.43% due in monthly payments of $8 through December 23, 2011	394	447
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	983	1,133
Senior Notes, 11⅛% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2006 to April 15, 2014	299,538	299,179
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual discount accretion to maturity amount from October 15, 2006 to April 15, 2008 and semi-annual interest payments from October 15,2008 to October 15, 2014. 2008 and semi-annual interest payments from October 15, 2008 to October 15, 2014.	84,958	76,517
$900 million senior secured term loan facility, Libor plus 2.25% due in quarterly payments of $2,250 from May 30, 2006 to May 28, 2012 with remaining balance payable quarterly in equal amounts through May 28, 2013.	884,250	897,750
$800 million ABL senior secured revolving facility, Libor plus spread based on average outstanding balance.	137,103	212,239

Capital Lease Obligations	25,984	26,214
Subtotal	1,437,400	1,518,479
Less Current Portion	(3,717)	(10,360)
Long-Term Debt and Obligations Under Capital Leases	$1,433,683	$1,508,119

The Company has $58.2 million in deferred financing fees, net of accumulated amortization, as of March 3, 2007 and $66.3 million as of June 3, 2006 related to its long term debt instruments recorded in the line item “Other Assets” on the Condensed Consolidated Balance Sheets. Amortization of deferred financing fees is included in the line item “Amortization” on the Company’s Condensed Consolidated Statement of Operations and amounted to $7.7 million and $2.6 million for the nine and three month periods ended March 3, 2007, and $0.5 million and less than $0.1 million for the nine and three month periods ended February 25, 2006, respectively. The Company elected to prepay $9.0 million (one year’s amortization) of its term loan facility in November 2006. Amortization expense for the remainder of fiscal 2007 is estimated to be $2.6 million. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2008 - $10.3 million; fiscal 2009 - $10.4 million; fiscal 2010 - $10.3 million; fiscal 2011 - $9.8 million and fiscal 2012 - $6.7 million. Deferred financing fees have a remaining weighted average amortization period of approximately 5.6 years.

As of March 3, 2007 the Company is in compliance with all of its debt covenants. The agreements regarding the ABL Credit Facility and the Term Loan as well as indenture governing the BCFWC Senior Notes and Holdings Senior Discount Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to pay dividends on, redeem or repurchase capital stock; make investments and other restricted payments; incur additional indebtedness or issue preferred stock; create liens; permit dividend or other payment restrictions on our restricted subsidiaries; sell all or substantially all of our assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

19.  Comprehensive Income

The Company presents comprehensive income (loss) as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the nine and three month periods ended March 3, 2007 and February 25, 2006, comprehensive income (loss) consisted of net income (loss).

20.  Segment Information

The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):

	Nine Months Ended		Three Months Ended

	Successor	Predecessor	Successor	Predecessor
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Apparel	$2,113,801	$2,102,335	$805,114	$835,615
Home Products	515,111	517,584	182,185	188,047
	$2,628,912	$2,619,919	$987,299	$1,023,662

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

21. Other Revenue

Other Revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration and other service charges and other miscellaneous items. Layaway, alteration and other service fees amounted to $12.6 million and $3.9 million for the nine and three month periods ended March 3, 2007 and $6.6 million and $1.3 million for the nine and three month periods ended February 25, 2006, respectively. Rental income from leased departments amounted to $8.3 million and $3.5 million for the nine and three month periods ended March 3, 2007, respectively, and $8.7 million and $3.8 million for the comparative periods of a year ago. Subleased rental income and other miscellaneous revenue items amounted to $9.4 million and $3.4 million for the nine and three month periods ended March 3, 2007 and $8.9 million and $3.2 million for the nine and three month periods ended February 25, 2006.

22. Vendor Rebates and Allowances

Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.7 million and $0.2 million for the nine and three month periods ended March 3, 2007, respectively, and $0.7 million and $0.2 million for the nine and three month periods ended February 25, 2006, respectively.

23.  Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $6.8 million and $1.3 million for the nine and three month periods ended March 3, 2007, respectively, and $3.6 million and $1.0 million relating to these costs during the nine and three month periods ended February 25, 2006, respectively.

24. Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (“Plan”). The Plan provides for the granting of service-based and performance-based stock options and restricted stock to executive officers and other key employees of the Company and its subsidiaries. Pursuant to the Plan, employees are granted options to purchase “units” of common stock in the Parent. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. The options are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock. There are 511,122 units reserved under the Plan consisting of 4,600,098 shares of Class A common stock of Holdings and 511,122 shares of Class L common stock of Holdings.

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

As of March 3, 2007, the Parent granted 412,000 options to purchase units. All options granted to date are service based awards. On June 4, 2006, we adopted SFAS No. 123R (Revised 2004), “Share-Based Payment,” using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. For the nine and three month periods ended March 3, 2007, we recognized non-cash stock compensation expense of $2.4 million and $0.8 million, respectively, which is included in the line item “Selling and Administrative Expense” on our Company’s Condensed Consolidated Statements of Operations. The adoption of SFAS 123R had no impact on our cash flow from operations or financing activities. At March 3, 2007, there is approximately $14.0 million of unearned non-cash stock-based compensation that we expect to recognize as expense over the next 4.2 years. The service based awards are expensed on a straight line basis over the requisite service period of five years. During the nine and three month periods ended March 3, 2007, there were options granted to purchase 74,500 units and 4,500 units, respectively. During the nine months ended March 3, 2007, 10,000 options to purchase units were cancelled. During the period, no options were exercised. At March 3, 2007, no options were exercisable. All units issued and cancelled for each of the Tranches had the same weighted average exercise price as those remaining outstanding at March 3, 2007. As of March 3, 2007 all outstanding units are expected to vest.

The following table summarizes information about the stock options outstanding under Parent’s 2006 Plan as of March 3, 2007:

Option Units Outstanding				Option Units Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable
Tranche 1	$90	137,333	9.2 years	$90	0
Tranche 2	$180	137,333	9.2 years	$180	0
Tranche 3	$270	137,334	9.2 years	$270	0
		412,000			0

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

 Pre-Transaction Stock-Based Compensation Accounting

Prior to the closing of the Merger transaction, BCFWC applied Accounting Principles Board (“APB”) No. 25 in accounting for its stock option awards. Accordingly, compensation expense has not been recorded for the nine and three month periods ended February 25, 2006. The following table illustrates the effect on net income for the nine and three month periods ended February 25, 2006 had BCFWC applied the fair value recognition provisions of SFAS No. 123 (in thousands):

	Nine Months Ended February 25, 2006	Three Months Ended February 25, 2006

Net Income as Reported	$87,776	$58,310
Expense Under Fair Value Method, Net of Tax Effect	(388)	(52)
Pro Forma Net Income	$87,388	$58,258

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

Non-vested restricted stock: At their option, in lieu of receiving an all cash retention bonus, members of management collectively received $5.9 million in shares of non-vested restricted stock in the form of common stock of Parent. These shares vest on April 13, 2007. Non-vested restricted stock compensation is being amortized over a one year vesting period and amounted to $4.5 million and $1.5 million for the nine and three month periods ended March 3, 2007. Deferred compensation expense is recorded capital in excess of par value.

25. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. Impairment charges recorded during the nine month period ended March 3, 2007 amounted to $3.6 million. There were no impairment charges recorded during the three month period ended March 3, 2007. For the nine month period ended February 25, 2006 impairment charges amounted to $1.3 million. There were no impairment charges recorded during the three month period ended February 25, 2006. For the nine months ended March 3, 2007, the impairment charges of $2.6 million and $1.0 million were recorded in the line items Depreciation and Amortization, respectively, in the Condensed Consolidated Statements of Operations. For the nine months ended February 25, 2006, impairment chares of $1.3 million were recorded in the line item Depreciation.

26. Discontinued Operations

The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed, where sales by another store will not absorb a significant amount of the closed store's sales, are included in the Company's calculation of discontinued operations. There were no discontinued operations recorded during the nine and three month periods ended March 3, 2007 or for the same periods ended February 25, 2006.

27. Advertising Costs

The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended March 3, 2007 were $54.3 million and $13.0 million, respectively. For the nine and three month periods ended February 25, 2006, advertising costs were $55.1 million and $17.9 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were $0.5 million and $0.2 million for the nine and three month periods ended March 3, 2007, respectively, and $0.8 million and $0.4 million for the comparative nine and three month periods of a year ago.

28. Lease Accounting

The Company calculates rent expense on a straight line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

29. Derivatives and Hedging Activities

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet, measured at estimated fair value and the recognition of any unrealized gains and losses.

BCFWC entered into two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations. These agreements are classified as “Other Assets” within our Condensed Consolidated Balance Sheets. Each agreement became effective on May 12, 2006. One interest rate cap agreement has a notional principal amount of $300,000,000 with a cap rate of seven percent, and terminates on May 31, 2011. The other agreement has a notional principal amount of $700,000,000 with a cap rate of seven percent, and terminates on May 29, 2009. We do not monitor these interest rate cap agreements for hedge effectiveness. Losses associated with these contracts amounted to $1.9 million and $0.2 million during the nine and three month periods ended March 3, 2007 and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations. The fair market value of the interest rate contracts at March 3, 2007 amounted to $0.4 million and $2.3 million at March 3, 2007 and June 3, 2006, respectively.

30. Credit Risk

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

31. Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statement of Operations for the nine and three month periods ended February 25, 2006 to conform to the classifications used in the current period. Line of credit commitment fees of $0.4 million and $0.2 million previously recorded in the line item “Selling and Administrative Expense” have been reclassified and included in the line item “Interest Expense.” Deferred financing fee amortization of $0.5 million and less than $0.1 million for the nine and three month periods ended February 25, 2006 have been reclassified from “Selling and Administrative Expense” to “Amortization”.

32. Recent Accounting Pronouncements

a.  In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. We adopted Statement No. 123(R) for fiscal 2007, using the modified-prospective method. Under the modified-prospective method, we recognized compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The impact of adopting SFAS 123 (R) on Net Loss amounted to $1.1 million and $0.5 million (net of tax) for the nine and three month periods ended March 3, 2007. SFAS 123 (R) also amended SFAS No. 95, “Statement of Cash Flows” to require the benefits for tax deductions in excess of recognized compensation be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows. The adoption of SFAS 123 (R) had no impact on the Company’s cash flows.

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

i. In September 2006, the SEC issued SAB 108 “Considering Effects of Prior Year Misstatments When Quantifying Misstatements in Current Year Financials”. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company will be required to adopt the provisions of SAB 108 in its first year ending after November 15, 2006. We do not expect the adoption SAB No. 108 to have a material impact on our condensed consolidated financial statements.

j.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its financial statements.

33. Condensed Guarantor Data

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

    Certain reclassifications related to store credit and gift card balances, included within the line item “Other Current Liabilities,” have been made to the Condensed Consolidating Balance Sheet as of June 3, 2006 to conform to the classifications used in the current period.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (SUCCESSOR)

	As of March 3, 2007

ASSETS	Holdings		BCFWC	Guarantors	Eliminations		Consolidated
	(All amounts in thousands)
Current Assets:
Cash and Cash Equivalents	$		$$12,232	$47,441	$		$$59,673
Restricted Cash and Cash Equivalents				2,776			2,776
Investments				810			810
Accounts Receivable			40,570	996			41,566
Merchandise Inventories			1,458	765,185			766,643
Deferred Tax Asset			12,860	17,752			30,612
Prepaid and Other Current Assets			9,870	43,204		(7,633)	45,441
Total Current Assets			76,990	878,164		(7,633)	947,521

Property and Equipment - Net of Accumulated Depreciation			59,194	913,016			972,210
Goodwill			56,072				56,072
Trademark			526,300				526,300
Net Favorable Leases				600,715			600,715
Other Assets		417,529	1,885,316	1,009		(2,243,824)	60,030
Total Assets		$417,529	$2,603,872	$2,392,904		$(2,251,457)	$3,162,848

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable			$467,594		$		$467,594
Income Taxes Payable			42,640			(7,633)	35,007
Other Current Liabilities			114,934	89,079			204,013

Current Maturities of Long Term Debt		2,250	1,467		3,717
Total Current Liabilities		627,418	90,546	(7,633)	710,331

Long Term Debt		1,318,641	115,042		1,433,683
Other Liabilities		10,618	41,210	(10,000)	41,828
Deferred Tax Liability		229,666	329,811		559,477

Stockholders' Equity:
Preferred Stock
Common Stock			1,568	(1,568)	-
Capital in Excess of Par Value	453,704	453,704	1,705,644	(2,159,348)	453,704
Retained Earnings (Accumulated Deficit)	(36,175)	(36,175)	109,083	(72,908)	(36,175)
Total Stockholders' Equity	417,529	417,529	1,816,295	(2,233,824)	417,529
Total Liabilities and Stockholders' Equity	$417,529	$2,603,872	$2,392,904	$(2,251,457)	$3,162,848

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (SUCCESSOR)

	As of June 3, 2006
	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$48,865	$9,511	$—	$58,376
Restricted Cash and Cash Equivalents	—	—	13,816	—	13,816
Investments	—	—	591	—	591
Accounts Receivable	—	41,133	950	—	42,083
Merchandise Inventories	—	1,416	706,769	—	708,185
Deferred Tax Asset	—	12,091	15,825	—	27,916
Prepaid and Other Current Assets	—	9,820	20,104	(4,428)	25,496

Total Current Assets	—	113,325	767,566	(4,428)	876,463

Property and Equipment—Net of Accumulated Depreciation	—	46,521	995,877	—	1,042,398
Goodwill	—	58,985	—	—	58,985
Trademark	—	526,300	—	—	526,300
Net Favorable Leases	—	—	626,676	—	626,676
Other Assets	419,512	1,883,828	470	(2,234,083)	69,727

Total Assets	$419,512	$2,628,959	$2,390,589	$(2,238,511)	$3,200,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$—	$441,811	$3,093	$—	$444,904
Income Taxes Payable	—	10,702	—	(4,428)	6,274
Other Current Liabilities	—	110,464	71,296	—	181,760

Current Maturities of Long Term Debt	—	9,000	1,360	—	10,360

Total Current Liabilities	—	571,977	75,749	(4,428)	643,298

Long Term Debt	—	1,398,073	110,046	—	1,508,119
Other Liabilities	—	10,000	21,974	(10,000)	21,974
Deferred Tax Liability	—	229,397	378,249	—	607,646

Stockholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	—	1	1,568	(1,569)	—
Capital in Excess of Par Value	446,678	446,677	1,796,527	(2,243,204)	446,678
Retained Earnings (Accumulated Deficit)	(27,166)	(27,166)	6,476	20,690	(27,166)

Total Stockholders’ Equity	419,512	419,512	1,804,571	(2,224,083)	419,512

Total Liabilities and Stockholders’ Equity	$419,512	$2,628,959	$2,390,589	$(2,238,511)	$3,200,549

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

	For the Nine Months Ended March 3, 2007

	Holdings		BCFWC	Guarantors	Eliminations		Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$		$$3,456	$2,625,456	$		$$2,628,912
Other Revenue		(9,009)	103,400	29,581		(93,599)	30,373
		(9,009)	106,856	2,655,037		(93,599)	2,659,285

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)			2,163	1,647,473			1,649,636
Selling and Administrative Expenses			117,840	673,120			790,960
Depreciation			18,235	88,157			106,392
Amortization			7,362	26,261			33,623
Interest Expense			92,700	9,644			102,344
Other Income, Net			(1,092)	(3,775)			(4,867)
			237,208	2,440,880			2,678,088
Income (Loss) Before Provision (Benefit) for Income Taxes		(9,009)	(130,352)	214,157		(93,599)	(18,803)
Provision (Benefit) for Income Taxes			(121,343)	111,549			(9,794)
Net Income (Loss)		$(9,009)	$(9,009)	$102,608		$(93,599)	$(9,009)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

	For the Three Months Ended March 3, 2007

	Holdings		BCFWC	Guarantors	Eliminations		Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$		$$1,349	$985,950	$		$$987,299
Other Revenue		31,052	46,916	14,261		(81,410)	10,819
		31,052	48,265	1,000,211		(81,410)	998,118

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)			848	621,405			622,253
Selling and Administrative Expenses			41,296	215,023			256,319
Depreciation			6,478	27,738			34,216
Amortization			2,458	8,268			10,726
Interest Expense			29,032	2,682			31,714
Other (Income), Net			(434)	(2,770)			(3,204)
			79,678	872,346			952,024
Income (Loss) Before Provision (Benefit) for Income Taxes		31,052	(31,413)	127,865		(81,410)	46,094
Provision (Benefit) for Income Taxes			(62,465)	77,507			15,042
Net Income (Loss)		$31,052	$31,052	$50,358		$(81,410)	$31,052

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

	For the Nine Months Ended February 25, 2006

	Holdings	BCFWC	Guarantors	Eliminations		Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales		$$3,727	$2,616,192	$		$$2,619,919
Other Revenue		161,000	23,423		(160,214)	24,209
		164,727	2,639,615		(160,214)	2,644,128

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)		2,359	1,661,037			1,663,396
Selling and Administrative Expenses		103,501	662,434			765,935
Depreciation		10,108	57,871			67,979
Amortization		476	15			491
Interest Expense		2,265	1,973			4,238
Other Income, Net		3,727	(4,827)			(1,100)
		122,436	2,378,503			2,500,939
Income (Loss) Before Provision (Benefit) for Income Taxes		42,291	261,112		(160,214)	143,189
Provision (Benefit) for Income Taxes		(45,485)	100,898			55,413
Net Income (Loss)		$$87,776	$160,214		$(160,214)	$87,776

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (PREDECESSOR)

	For the Three Months Ended February 25, 2006

	Holdings	BCFWC	Guarantors	Eliminations		Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales		$$1,511	$1,022,151	$		$$1,023,662
Other Revenue		86,717	8,084		(86,433)	8,368
		88,228	1,030,235		(86,433)	1,032,030

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	955	648,385			649,340
Selling and Administrative Expenses	-	41,351	225,991			267,342
Depreciation	-	3,992	18,924			22,916
Amortization	-	9	-			9
Interest Expense	-	208	686			894
Other Income, Net	-	911	(4,503)			(3,592)
-		47,426	889,483			936,909
Income (Loss) Before Provision (Benefit) for Income Taxes		40,802	140,752		(86,433)	95,121
Provision (Benefit) for Income Taxes		(17,508)	54,319			36,811
Net Income (Loss)		$$58,310	$86,433		$(86,433)	$58,310

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

	For the Nine Month Period Ended March 3, 2007
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$59,528	$70,035	$-	$129,563

INVESTING ACTIVITIES
Acquisition of Property and Equipment	-	(7,725)	(46,618)	-	(54,343)
Proceeds Received from Sales of Assets	-		4,650	-	4,650
Change in Restricted Cash and Cash Equivalents			11,040		11,040
Investing Activity-Other	-		66	-	66
Net Cash Used in Investing Activities		(7,725)	(30,862)	-	(38,587)

Proceeds from Long - Term Debt	-			-
Proceeds from ABL	-	404,858		-	404,858
Principal Payments on Long Term Debt	-		(1,243)	-	(1,243)
Principal Payments on Long Term Loan	-	(13,500)		-	(13,500)
Principal Payments on ABL	-	(479,994)		-	(479,994)
Equity Investment	-	200		-	200
Net Cash Used in Financing Activities	-	(88,436)	(1,243)	-	(89,679)
(Decrease) Increase in Cash and Cash Equivalents	-	(36,633)	37,930	-	1,297
Cash and Cash Equivalents at Beginning of Period	-	48,865	9,511	-	58,376
Cash and Cash Equivalents at End of Period	$-	$12,232	$47,441	$-	$59,673

BURLINGTON COAT FACTORY INVESTMENT HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (PREDECESSOR)

	For the Nine Month Period Ended February 25, 2006
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$105,307	$94,847	$-	$200,154

INVESTING ACTIVITIES	-
Acquisition of Property and Equipment	-	(10,238)	(54,521)	-	(64,759)
Change in Restricted Cash and Cash Equivalents	-	-	1,135		1,135
Investing Activity-Other	-	20	52	-	72
Net Cash Used in Investing Activities	-	(10,218)	(53,334)	-	(63,552)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	-	(100,000)	(1,080)	-	(101,080)
Proceeds from Long Term Debt	-	-	470		470
Equity Investment	-	59	-	-	59
Dividends	-	(1,791)			(1,791)
Net Cash Used in Financing Activities	-	(101,732)	(610)	-	(102,342)
(Decrease) Increase in Cash and Cash Equivalents	-	(6,643)	40,903	-	34,260
Cash and Cash Equivalents at Beginning of Period	-	43,942	4,011	-	47,953
Cash and Cash Equivalents at End of Period	$-	$37,299	$44,914	$-	$82,213

34. Acquisitions

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

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed at the date of acquisition. The final determination of the tax treatment of deal related expenditures and the impact of the Transaction on the Company’s ability to carry forward net operating losses as well as the final determination of actual tax expenses for fiscal 2006 has not been made and could result in material changes to the purchase price allocation.

April 13, 2006
(in thousands)
Total acquisition consideration:
Cash paid upon acquisition	$2,050,918
Liabilities assumed	769,251
Acquisition related costs	4,849

2,825,018
Less: Book value of net assets acquired	1,785,818

$1,039,200

Fair value adjustment for property, plant and equipment	420,870
Tradenames	526,300
Net favorable lease positions	637,112
Internally developed software	42,000
Deferred taxes related to valuations	(643,154)
Goodwill	56,072

$1,039,200

The aggregate amortization expense for the periods from April 13, 2006 through June 3, 2006 and the nine and three month periods ended March 3, 2007 for the definite lived identifiable intangibles was $4.5 million, $26.0 million and $8.2 million, respectively. Net favorable leases are being amortized on a straight line basis over the expected lives of the related leases. Internally developed software is being amortized on a straight line basis over three years and is being recorded in the line item “Depreciation” on the Company’s Condensed Consolidated Statements of Operations. Amortization of internally developed software amounted to $1.9 million, $10.5 million and $3.5 million, respectively, for the period from April 13, 2006 through June 3, 2006 and the nine and three month periods ended March 3, 2007.

Condensed opening balance sheet as of April 13, 2006 (in thousands):

Cash and other current assets	$216,850
Inventory	757,156
Property, plant and equipment	1,065,996
Goodwill	56,072
Intangibles	1,234,964
Other assets	26,311

Total assets	$3,357,349

Current portion of long-term debt	$10,358
Accounts payable	507,080
Other current liabilities and taxes payable	226,965

Long-term debt	1,521,596
Other long-term liabilities	645,520
Stockholders’ equity	445,830

Total liabilities and stockholders’ equity	$3,357,349

The following table reflects the pro forma revenue and net (loss) for the nine and three month periods presented as though the acquisition and related transactions had taken place at the beginning of the period (amounts in thousands):

	Nine Months Ended February 25, 2006	Three Months Ended February 25, 2006
Revenue	$2,643,959	$1,031,986
Net (Loss)	$(31,773)	$18,788

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (“Holdings”). Except as expressly indicated or unless the context otherwise requires, as used herein the “Company”, “we”, “us”, or “our” means Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. The following discussion contains forward-looking information and should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on October 10, 2006, as amended and declared effective on January 12, 2007. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled “Safe Harbor Statement.”

Overview

Burlington Coat Factory experienced an increase in net sales through the first nine months ended March 3, 2007 compared with the first nine months ended February 25, 2006. Net sales were $2.63 billion for the nine months ended March 3, 2007 and $2.62 billion for the nine months ended February 25, 2006, a 0.3% increase. The Company’s 2006 fiscal year ended June 3, 2006 was a 53 week year. As a result, each of the fiscal quarters in this 2007 fiscal year begins and ends one week later than the corresponding period of the prior fiscal year. Comparing the nine month period ended March 3, 2007 with the nine month period ended March 4, 2006 would show that net sales for the fiscal 2007 period were flat at $2.63 billion compared with the similar period of fiscal 2006.The Company experienced a 2.0% comparative store sales decrease from the comparative nine month period of a year ago. Gross margin as a percentage of sales increased to 37.2% from 36.5% during the nine month period ended March 3, 2007 compared with the nine month period ended February 25, 2006 due to higher initial margins and reduced freight costs. The Company recorded a net loss of $9.0 million for the nine month period ended March 3, 2007 compared with net income of $87.8 million for the nine month period ended February 25, 2006. The primary drivers of this net loss were increases in depreciation, interest and amortization related to the Merger Transaction of April 13, 2006.

For the three months ended March 3, 2007 compared with the three months ended February 25, 2006, net sales decreased $36.4 million (3.6%). Comparative store sales decreased 2.6% during the quarter. Comparative store sales decreased 6.8% in December, increased 6.3% in January and decreased 0.6% in February compared with the same months last year. The decrease in comparative store sales is primarily attributed to unseasonably warm weather in December, increased returns resulting from the implementation of a new cash refund return policy and Company supply chain issues primarily related to shifting direct store shipments into our distribution centers, which affected merchandise flow. Gross margin percentage increased to 37.0% from 36.6 % during the three month period ended March 3, 2007 compared with the three month period ended February 25, 2006 due primarily to higher initial margins and reduced freight costs offset in part by higher markdowns. For the three month period ended March 3, 2007, net income amounted to $31.1 million compared with $58.3 million during the period ended February 25, 2006. The decrease in net income is primarily attributable to increases in depreciation, interest and amortization expenses.

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

As a result of the Merger Transaction, our assets and liabilities have been adjusted to their fair value as of the closing date, April 13, 2006. Depreciation and amortization expenses are higher in successor accounting periods due to these fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets.

Interest expense has increased substantially in the successor accounting periods in connection with our financing arrangements, which includes an $800 million senior secured ABL Credit Facility, a $900 million secured term loan, $305 million senior notes and $99.3 million Holdings Senior Discount Notes, each of which are further described in the liquidity section that follows.

Current Conditions

Store Openings, Closings, and Relocations. As of March 3, 2007, the Company operated 380 stores (compared to 369 stores as of February 25, 2006) under the names "Burlington Coat Factory Warehouse" (“BCF”), (358 stores), "Cohoes Fashions"(4 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store). During the first nine months of fiscal 2007, the Company opened eighteen (18) Burlington Coat Factory Stores, reopened three (3) stores previously closed due to Hurricanes Katrina and Wilma and converted two (2) of its existing Cohoes Fashions stores to Burlington Coat Factory stores. During the nine months ended March 3, 2007, three (3) Burlington Coat Factory stores, one (1) MJM designer shoe store, one (1) Super Baby Depot store and one (1) Cohoes Fashions store were closed. In addition, the Company anticipates closing two (2) of the four (4) remaining Cohoes Fashions stores during the fourth fiscal quarter and plans to continue operating the remaining two under the Cohoes name. Two (2) stores were remodeled during the nine month period ended March 3, 2007. The Company plans to open one additional Burlington Coat Factory store during the remainder of fiscal 2007.

Management Initiatives. We recently engaged a management consulting company to assist us with identifying key characteristics of our customers segments in order to more effectively serve these customer segments.

Key Performance Measures

Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. The Company experienced a decrease in comparative store sales of 2.0% and 2.6% in the nine and three month periods ended March 3, 2007 compared with the nine and three month periods ended February 25, 2006.  The decreases are primarily attributable to unseasonably warm weather in December, increased returns resulting from the implementation of a new cash refund return policy and Company supply chain issues primarily related to shifting direct store shipments into our distribution centers, which affected merchandise flow.

Inventory Turnover. Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be used to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail inventory for the period being measured. The inventory turnover rate was 1.8 and 1.9 as of March 3, 2007 and February 25, 2006, respectively.

Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. Management is continuously exploring ways to maximize inventory turnover. At March 3, 2007, inventory was $766.6 million versus $709.8 million at February 25, 2006. This increase in inventory is due primarily to the increase in the number of stores operating in the fiscal 2007 period compared with the similar fiscal 2006 period, and to a slight increase in comparative store inventory of approximately 2.0%.

Gross Margin. Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the nine month period ended March 3, 2007 compared with the nine month period ended February 25, 2006 the Company experienced an increase in gross margin percentage to 37.2% from 36.5%. For the three month periods ended March 3, 2007 and February 25, 2006, the gross margin percentage increased to 37.0% from 36.6%. These increases are due primarily to increases in initial margins and reduced freight costs in the current year's nine and three month periods compared with the nine and three month periods ended February 25, 2006.

Net Operating Margin. Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the cost of sales and operating expenses (Selling and Administrative Expenses, Depreciation, Amortization and losses on disposition of assets). The margins for the nine and three month periods ended March 3, 2007 were $77.5 million and $73.5 million, respectively, compared with $143.7 million and $91.9 million for the comparative nine and three month periods of a year ago. These decreases are due primarily to increases in depreciation and amortization relating to the merger and related transactions of April 13, 2006.

Liquidity. Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced a decrease in cash flow of $33.0 million during the nine month period ended March 3, 2007 compared with the nine month period ended February 25, 2006. Increases in cash paid for interest expense and inventory expenditures were offset in part by decreases in capital expenditures and lower net debt repayments. Working capital at March 3, 2007 was $233.7 million compared with $406.0 million at February 25, 2006. This decrease in working capital is due primarily to a decrease in the Company’s cash position, resulting from the use of available cash to fund part of the Merger Transaction.

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

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of its unaudited condensed consolidated financial statements:

Inventory. The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out (“FIFO”) inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances applicable to aged inventory. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

Insurance. The Company has risk participation agreements with insurance carriers with respect to workers' compensation, liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in the Company's costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker's compensation claims by employees, health insurance claims by employees or liability claims will result in a corresponding increase in the Company's costs related to these claims. Insurance reserves amounted to $34.1 million and $30.8 million at March 3, 2007 and June 3, 2006, respectively.

Reserves for Revenue Returns. The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required. Sales reserves amounted to $5.5 million and $1.9 million at March 3, 2007 and June 3, 2006. The increase in reserves is primarily in response to the Company’s new cash back return policy.

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

Estimates related to certain Employee Benefit Plans. The Company has significant employee benefit expenses related to its discretionary, noncontributory profit-sharing plan for certain employees who meet age and service requirements and its match of employee contributions to the Company’s 401(k) plan. The Company estimates its expenses related to these plans on a quarterly basis based on historical employee contribution rates, estimated eligible wages and estimated plan forfeitures. In the quarter ended March 3, 2007, the Company decided not to make a contribution to the profit sharing plan year December 31, 2006.  As a result, $8.4 million of previously recorded employee benefit costs, were reversed and recorded in the quarter as an offset to selling and administrative costs during the three months ended March 3, 2007. An additional $1.0 million was recorded as an offset to selling and administrative costs related to the variance between estimated and actual plan forfeitures for calendar year 2006.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the nine and three month periods ended March 3, 2007 and February 25, 2006.

	Percentage of Net Sales		Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	(unaudited)		(unaudited)
	Successor	Predecessor	Successor	Predecessor
	March 3,	February 25,	March 3,	February 25,
	2007	2006	2007	2006

Net Sales	100%	100.0%	100%	100.0%

Cost of Sales (Exclusive of Depreciation and Amortization)	62.8	63.5	63.0	63.4
Selling & Administrative Expenses	30.1	29.3	26.0	26.1

Depreciation	4.0	2.6	3.5	2.2

Amortization	1.3		1.1	-

Interest Expense	3.9	0.1	3.2	0.1

Other Income (Loss), Net	0.2	-	0.3	(0.4)

Other Revenue	1.2	0.9	1.2	0.8

Income (Loss) before Income Taxes	(0.7)	5.5	4.7	9.3

Income Tax Expense (Benefit)	0.4	2.1	1.5	3.6

Net Income (Loss)	(0.3)%	3.4%	3.2%	5.7%

Sales

Nine Month Period Ended March 3, 2007 compared with Nine Month Period Ended February 25, 2006

Consolidated net sales increased $9.0 million (0.3%) to $2.63 billion for the nine month period ended March 3, 2007 compared with the nine month period ended February 25, 2006. As previously noted, the Company’s prior fiscal year ended June 3, 2006 was a 53 week fiscal year and as a result, the current fiscal year and each of its quarters begins and ends one week later than the corresponding period of the prior fiscal year. Net sales for the thirty-nine week period of fiscal 2006 ended March 4, 2006 were $2.63 billion. Comparing the nine month period ended March 3, 2007 with the nine month period ended March 4, 2006 would show that net sales for the fiscal 2007 period were flat at $2.63 billion compared with the similar period of fiscal 2006. Comparative stores sales decreased 2.0% for the nine month period ended March 3, 2007 due primarily to unseasonably warm weather in November and December, increased returns resulting from the implementation of a new cash refund return policy and Company supply chain issues primarily related to shifting direct store shipments into our distribution centers, which affected merchandise flow.

The Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the nine and three month periods ended March 3, 2007 with the results of operations for the nine and three month periods ended February 25, 2006.

Eighteen new Burlington Coat Factory department stores opened during the first nine months of fiscal 2007 contributed $52.6 million to net sales for the nine month period ended March 3, 2007.

The Cohoes Fashions stores contributed $27.2 million to consolidated sales for the nine month period ended March 3, 2007 compared with $36.1 million for the nine month period ended February 25, 2006. This decrease is due to comparative store sales decreases of 23.5% during the nine month period of fiscal 2007 compared with the period ended February 25, 2006. In February, 2007, the Company closed one of its Cohoes stores and converted two others to Burlington Coat Factory stores. The Company plans to close two additional Cohoes stores during the fourth quarter of fiscal 2007.

The MJM Designer Shoes stores contributed $41.1 million to sales for the nine month period ended March 3, 2007 compared with $41.6 million for the nine month period ended February 25, 2006. Comparative store sales decreased 1.2% during the nine month period of fiscal 2007 compared with the period ended February 25, 2006.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) increased to $30.4 million for the nine month period ended March 3, 2007 compared with $24.2 million for the nine month period ended February 25, 2006. This increase is primarily related to gift card service fees.

Cost of Sales

      Cost of sales decreased $13.8 million (0.8%) for the nine month period ended March 3, 2007 compared with the nine month period ended February 25, 2006. Cost of sales, as a percentage of net sales, decreased to 62.8% in the fiscal 2007 nine month period from 63.5% in the fiscal 2006 nine month period. The decrease in cost of sales as a percentage of sales was due primarily to decreases in initial merchandise costs and reduced freight costs offset in part by increased markdown costs during the nine month period ended March 3, 2007 compared with the period ended February 25, 2006. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses and Depreciation line items in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

Selling and Administrative Expenses increased $25.0 million (3.3%) from the fiscal 2006 nine month period to the fiscal 2007 nine month period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during the nine month period of fiscal 2007 compared with the period ended February 25, 2006 and $25.3 million in expenses related to the Merger Transaction incurred during fiscal 2007. This increase was partially offset by a decrease in comparative store payroll expenses of approximately $5.0 million and the reversal of an estimated employee benefit expense of $9.4 million resulting from the Company’s decision not to make a discretionary contribution to the employee profit sharing plan for the plan year ended December 31, 2006. As a percentage of Net Sales, Selling and Administrative Expenses were 30.1% for the nine month period ended March 3, 2007 compared with 29.3% for the nine month period ended February 25, 2006.

Depreciation

Depreciation expense amounted to $106.4 million in the nine month period ended March 3, 2007 compared with $68.0 million in the nine month period ended February 25, 2006. This increase of $38.4 million is attributable primarily to the step up in basis of the Company’s fixed assets related to the Merger Transaction of approximately $416 million and to capital additions made subsequent to fiscal 2006’s second quarter.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges amounted to $33.6 million for the nine month period ended March 3, 2007 compared with $0.5 million for the nine month period ended February 25, 2006. The increase is attributable to increased deferred debt charges and favorable lease assets recorded as part of the Merger Transaction.

Interest Expense

Interest expense was $102.3 million and $4.2 million for the nine month period ended March 3, 2007 and February 25, 2006, respectively. The increase in interest expense is primarily related to our ABL Credit Facility, our secured term loan, BCFWC senior notes and our senior discount notes which all relate to financing activities related to the Merger.

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased $3.8 million to $4.9 million for the nine month period ended March 3, 2007 compared with the nine month period ended February 25, 2006. The increase is primarily related to the recording of $1.1 million in net insurance recoveries related to the Company’s Hurricane Katrina and Wilma claims and a fire loss in one of the Company’s stores during fiscal 2007. This compares with insurance losses of $3.5 million recorded during last fiscal year’s nine month period. Losses on write-offs of fixed assets from closed stores for the nine months ended March 3, 2007 amounted to $1.2 million compared with $2.6 million for the nine months ended February 25, 2006. Investment income amounted to $4.2 million compared with $5.9 million for the nine month periods ended March 3, 2007 and February 25, 2006, respectively.

Income Tax

The Company estimates its fiscal 2007 effective tax rate to be approximately 43.7%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters and our estimate of income for the year. The impact of significant discrete items is separately recognized in the quarter in which they occur, including for the current nine month period, the offset of payroll related tax credits and the offset of merger transaction costs on the tax return to tax provision true-up.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income, permanent items, and statutory tax rates. Our effective tax rate for the first nine months of fiscal 2007 is 52.3% which compares with 38.7% for the first nine months of fiscal 2006.

Income tax benefit was $9.8 million for the nine month period ended March 3, 2007, compared with income tax expense of $55.4 million for the nine month period ended February 25, 2006.

Net Loss

Net loss amounted to $9.0 million for the nine month period ended March 3, 2007 compared with net income of $87.8 million for the comparative period of last year. The decrease in earnings of $96.8 million is due primarily to continuing expenses resulting from the Merger Transaction of April 13, 2006, including increased depreciation, amortization and interest expense.

Sales

Three Month Period Ended March 3, 2007 compared with Three Month Period Ended February 25, 2006

Consolidated net sales decreased $36.4 million (3.6%) to $987.3 million for the three month period ended March 3, 2007 compared with the three month period ended February 25, 2006. Net sales for the thirteen week period ended March 4, 2006 were $986.5 million.  Comparative store sales decreased 2.6% for the comparative three month period ended March 3, 2007. This decrease is primarily attributable to unseasonably warm weather in December, increased returns resulting from the implementation of a new cash refund return policy and Company supply chain issues primarily related to shifting direct store shipments into our distribution centers, which affected merchandise flow.

Eighteen new Burlington Coat Factory department stores opened during the first nine month period ended March 3, 2007 and contributed $24.9 million to net sales for the three month period ended March 3, 2007.

The Cohoes Fashions stores contributed $8.2 million to consolidated sales for the three month period ended March 3, 2007 compared with $13.5 million for the three month period ended February 25, 2006. This decrease is primarily due to the conversion of two Cohoes stores to BCF stores resulting in a comparative store sales decrease of 35.5% during the three month period of fiscal 2007 compared with the three months ended February 25, 2006.

The MJM Designer Shoes stores contributed $12.6 million to sales for the three month period ended March 3, 2007 compared with $13.8 million for the period ended February 25, 2006 of fiscal 2006. Comparative store sales decreased 3.1% during the three month period of fiscal 2007 compared with the three months ended February 25, 2006.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) increased to $10.8 million for the three month period ended March 3, 2007 compared with $8.4 million for the period ended February 25, 2006. This increase is primarily related to gift card service fees.

Cost of Sales

Cost of sales decreased $27.1 million (4.2%) for the three month period ended March 3, 2007 compared with the three month period ended February 25, 2006. The dollar decrease in cost of sales was due primarily to the decrease in net sales during the three month period ended March 3, 2007 compared with the three month period ended February 25, 2006 and to lower costs from improved initial merchandise purchases and reduced freight costs. Cost of sales as a percentage of net sales decreased to 63.0% in the fiscal 2007 three month period from 63.4% in the fiscal 2006 three month period.

Selling and Administrative Expenses

Selling and Administrative Expenses decreased $11.0 million (4.1%) from the fiscal 2006 three month period to the fiscal 2007 three month period. The decrease in selling and administrative expenses was primarily due to a reversal of anticipated expenses of approximately $9.4 million related to the Company’s decision not to make a contribution to its employee profit sharing plan for the benefit year ended December 31, 2006, decreases of $4.9 million in advertising expenses and decreases of approximately $5.0 million in comparative store payroll costs. This decrease was offset in part by new store operating costs and by $8.0 million in fees incurred related to the Merger transaction. As a percentage of Net Sales, Selling and Administrative Expenses were 26.0% for the three month period ended March 3, 2007 compared with 26.1% for the three month period ended February 25, 2006.

Depreciation

Depreciation expense amounted to $34.2 million in the three month period ended March 3, 2007 compared with $22.9 million in the three month period ended February 25, 2006. This increase of $11.3 million is attributable primarily to the step up in basis of the Company’s fixed assets related to the Merger Transaction of approximately $416 million and to capital additions made subsequent to fiscal 2006’s third fiscal quarter.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges amounted to $10.7 million for the three month period ended March 3, 2007 compared with less than $0.1 million for the three month period ended February 25, 2006. The increase is attributable to increased deferred debt charges and favorable lease assets recorded as part of the Merger Transaction.

Interest Expense

Interest expense was $31.7 million and $0.9 million for the three month periods ended March 3, 2007 and February 25, 2006, respectively. The increase in interest expense was related to the additional debt incurred as a result of the Merger Transaction.

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) decreased $0.4 million to $3.2 million for the three month period ended March 3, 2007 compared with the similar fiscal period of last year. The decrease is primarily related to investment income decreases of $1.0 million and an increase of $0.6 million in losses on write-offs of fixed assets in the three month period ended March 3, 2007 compared with the three month period ended February 25, 2006. In addition, the Company recorded a miscellaneous income item of $0.6 million in last year’s third fiscal quarter. These decreases were offset in part by insurance recoveries recorded during this year’s three month period of $1.9 million related to Hurricane Katrina and Wilma claims.

Income Tax

Income tax expense was $15.0 million for the three month period ended March 3, 2007 and $36.8 million for the similar fiscal period of last year. The effective tax rate was 32.6% for the three months ended March 3, 2007 and 38.7% for the similar period of a year ago.

Net Income

Net income amounted to $31.1 million for the three month period ended March 3, 2007 compared with $58.3 million for the comparative period of last year. This decrease of $27.2 million is due primarily to continuing increased expenses related to depreciation, amortization and interest and advisory fees incurred as a result of the Merger Transaction and related financing transactions.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit under our revolving credit facility.

Operational Growth

        During the first nine months of fiscal 2007, the Company opened eighteen new Burlington Coat Factory Warehouse department stores. As of March 3, 2007, the Company operates stores under the names "Burlington Coat Factory Warehouse" (358 stores), "Cohoes Fashions" (4 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store). The Company estimates spending approximately $45.6 million, net of landlord allowances, in capital expenditures during fiscal 2007 including $29.0 million for store expenditures, $7.1 million for upgrades of warehouse facilities and $9.5 million for computer and other equipment expenditures. For the first nine months of fiscal 2007, capital expenditures amounted to approximately $35.9 million, net of landlord allowances.

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

Working Capital

        Working capital increased to $233.7 million from $233.2 million at June 3, 2006.

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $129.6 million for the nine months ended March 3, 2007 compared with $200.2 million for the nine months ended February 25, 2006. This decrease is primarily related to increased inventory purchases made during the current year’s nine month period compared to the prior year’s period and higher interest expense payments in the current period due to the Merger Transaction.

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

The Company’s long-term borrowings at March 3, 2007 consisted of:

$800 Million ABL Credit Facility

The Company entered that certain credit agreement dated as of April 13, 2006 (the “ABL Agreement”). The ABL Credit Facility establishes a revolving credit loan facility with the principal amount of commitments and loans thereunder not to exceed $800 million (which may be increased or decreased pursuant to the provisions of the ABL Agreement). Borrowings under the ABL facility are limited by a borrowing base which is calculated periodically based on specified percentages of the value of eligible inventory and eligible credit card receivables, subject to certain reserves and other adjustments. The ABL facility is guaranteed by certain of our U.S. subsidiaries and secured by (a) a perfected first priority lien on all of our inventory, accounts and personal property related to inventory and accounts and our equity interests in certain of our U.S. subsidiaries and (b) a perfected second priority lien on substantially all of our other real and personal property and that of our subsidiaries, in each case subject to various limitations and exceptions. The termination date of the ABL Agreement is the earlier of May 28, 2011 or the date that all obligations under such agreement are satisfied. As of March 3, 2007, we had $137.1 million outstanding under the ABL facility and unused availability of $411.3 million.

Term Loan Facility

The Term Loan Agreement establishes a term loan in a principal amount not to exceed $900 million. The term loan facility is guaranteed by certain of our subsidiaries and secured by (a) a perfected first priority lien on substantially all of our real and personal property and that of our subsidiaries and (b) a perfected second priority lien on all of our inventory, accounts and personal property related to inventory and accounts and that of our subsidiaries, in each case subject to various limitations and exceptions. At the closing of the Merger Transaction, the total amount of the term loan was drawn to finance the transaction. The termination date of the Term Loan Agreement is the earlier of May 28, 2013 or the date upon which all obligations pursuant to the Loan Agreements are satisfied. The Company elected to prepay $9.0 million (one year’s amortization) of the loan facility in November 2006. As of March 3, 2007, we had $884.3 million outstanding under our term loan facility.

BCFWC Senior Notes

On April 13, 2006, BCFWC issued $305.0 million aggregate principal amount of senior notes due April 15, 2014 (referred to herein as the “Senior Notes”). The notes were issued at a discount and yielded $299.0 million at the transaction date. BCFWC issued the Senior Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. On October 10, 2006, BCFWC, the guarantor subsidiaries and Holdings (as a guarantor) filed a registration statement with the Securities and Exchange Commission (SEC) to register exchange notes issued in exchange for these notes, and on January 12, 2007, the SEC declared the amended registration statement effective.  All of the privately placed Senior Notes were tendered for exchange and BCFWC’s exchange offer closed on February 16, 2007. As of March 3, 2007, we had $299.5 million outstanding in senior notes.

Holdings Senior Discount Notes

On April 13, 2006, we issued, through our newly-formed holding company, Burlington Coat Factory Investments Holdings, Inc., $99.3 million aggregate principal amount of 14 1/2% Senior Discount Notes due October 15, 2014 (referred to herein as the “Holdings Senior Discount Notes”). The senior discount notes were issued at a discount and yielded $75.0 million at the transaction date. Holdings issued the Senior Discount Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. For reporting purposes, the payment obligations related to the $75 million of Senior Discount Notes issued by Holdings and the related debt costs have been “pushed down” to the consolidated statements of the Company. On October 10, 2006, Holdings filed a registration statement with the Securities and Exchange Commission (SEC) to register these notes, and on January 12, 2007, the SEC declared the amended registration statement effective. All of the privately placed Holdings Senior Discount Notes were tendered for exchange and Holdings’ exchange offer closed on February 12, 2007. As of March 3, 2007, we had $85.0 million outstanding in Senior Discount Notes.

Loan from Burlington County Board of Freeholders

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002. The loan is secured by a letter of credit in the amount of $1.2 million. As of March 3, 2007 we had $1.0 million outstanding under the loan.

Capital Lease Obligations

The Company has capital lease obligations relating to two of its stores. The lease terms at inception for these locations extended over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At March 3, 2007, capital lease obligations amounted to $26.0 million. During the nine months of fiscal 2007, $1.9 million of lease payments were applied to interest and $0.2 million were applied against capital lease obligations.

Refunding Bonds

The Refunding Bonds consist of $4.2 million of outstanding term bonds maturing on September 1, 2010. The term bonds bear interest at the rate of 6.125% per annum. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.125% and 2.1 years, respectively. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $4.3 million. Refunding Bonds consisting of $0.8 million of term bonds matured on September 1, 2006.

Promissory Note

In January 2006, the Company purchased the groundlease and sublease related to one of our store locations. This purchase was partially financed through the issuance of a promissory note in the principal amount of $0.5 million. The note bears interest at 4.43% per annum and matures on December 23, 2011. The loan evidenced by the note is to be repaid in equal monthly installments of $7,539 which began on February 23, 2006. As of March 3, 2007, we had $0.4 million outstanding under the loan.

Interest Rate Cap Agreements

In May 2006, we hedged a portion of our interest rate risk, consistent with the requirements under the Section 5.14 of the Term Loan Agreement through the use of interest rate cap agreements. The Company entered into two interest rate caps to manage interest rate risk associated with its long-term debt obligations. Each agreement became effective on May 30, 2006. One interest rate cap agreement has a notional principal amount of $300,000,000 with a cap rate of seven percent, with a reference floating rate which appears on the Telerate Page 3750 two days prior to the reset date, and terminates on May 31, 2011. The other agreement has a notional principal amount of $700,000,000 with a cap rate of seven percent, with the same reference floating rate as the other interest rate cap agreement, and terminates on May 29, 2009. We do not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with these contracts are included within the line item “Interest Expense” on the Company’s Condensed Consolidated Statement of Operations. The Company paid $2.5 million for these agreements on May 30, 2006. The fair value of these rate cap agreements was $0.4 million as of March 3, 2007. The fair values of the interest rate cap agreements are recorded under the caption “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

Letters of Credit

        The Company also had letter of credit agreements with a bank in the amount of $45.3 million and $12.4 million guaranteeing performance under various leases, insurance contracts and utility agreements at March 3, 2007 and June 3, 2006, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 3, 2007, the Company had no material off-balance sheet arrangements except for operating leases and letter of credit agreements.

The following table sets forth certain information regarding our contractual obligations as of March 3, 2007 (in thousands):

	Payments During Fiscal Years

Contractual Obligations	Total	Fiscal 2007 Less Than One Year	2008	2009	2010	2011	Thereafter
Long Term Debt	$1,431,228	$68	$5,670	$10,269	$10,377	$10,496	$1,394,348
Interest on Long Term Debt	776,378	36,714	112,561	125,691	124,931	124,887	251,594
Capital Leases	54,592	624	2,497	2,497	2,566	2,616	43,792
Operating Leases	647,570	33,121	133,387	109,847	85,718	63,538	221,959
Purchase Obligations	366,876	351,324	11,531	1,818	1,738	465	0

Total	$3,276,644	$421,851	$265,646	$250,122	$225,330	$202,002	$1,911,693

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

Recent Accounting Pronouncements

a.  In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. We adopted Statement No. 123(R) for fiscal 2007. The statement requires us to use either the modified-prospective method or modified retrospective method. We utilized the modified-prospective method. Under the modified-prospective method, we recognized compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. The statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The impact of adopting SFAS 123 (R) on Net Loss amounted to $1.1 million and $0.5 million (net of tax) for the nine and three month periods ended March 3, 2007. SFAS 123 (R) also amended FAS No. 95, “Statement of Cash Flows” to require the cost benefits for tax deductions in excess of recognized compensation be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows. The adoption of SFAS 123 (R) had no impact on the Company’s cash flows.

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

i.  In September 2006, the SEC issued SAB 108 “Considering Effects of Prior Year Misstatments When Quantifying Misstatements in Current Year Financials”. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company will be required to adopt the provisions of SAB 108 in its first year ending after November 15, 2006. We do not expect the adoption SAB No. 108 to have a material impact on our condensed consolidated financial statements.

j.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its financial statements.

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

At March 3, 2007, we had $390.1 million principal amount of fixed-rate debt and $1,021.4 million of available floating-rate debt. Based on $1,021.4 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.2 million per year.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remain constant) (all amounts in thousands):

Floating Rate Debt	Principal Outstanding at March 3, 2007	Additional Interest Expense Q4 2007	Additional Interest Expense Q1 2008	Additional Interest Expense Q2 2008	Additional Interest Expense Q3 2008
ABL Credit Facility	$137,103	$343	$343	$343	$343
Term Loan	884,250	2,211	2,211	2,211	2,205
Total	$1,021,353	2,554	$2,554	$2,554	$2,548

The Company has two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% for our first billion of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then the maximum interest rate exposure for the Company would be $16.4 million assuming constant current borrowing levels of $1 billion. Currently, the Company has unlimited interest rate risk related to its variable rate debt in excess of $1 billion. At March 3, 2007, the Company’s borrowing rates related to its ABL Credit Facility and its Term Loan before applicable borrowing margins, were 5.32% and 5.36%, respectively.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly established public companies.

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

Item 1A. Risk Factors.

At March 3, 2007, there had not been any material changes to the information related to the Item 1A, “Risk Factors” disclosed in the Company’s Registration Statement on Form S-4 filed with the SEC on October 10, 2006, as amended, and declared effective by the SEC on January 12, 2007.

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

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Mark A. Nesci
Mark A. Nesci
President & Chief Executive Officer

/s/ Thomas Fitzgerald
Thomas Fitzgerald
Executive Vice President - Chief Financial Officer

Date: April 17, 2007