Form 10-K
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2007-08-30
CIK 1368775, 718916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

1-37917
(Commission File Number)

BURLINGTON COT FACTORY INVESTMENTS HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-4663833
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1830 Route 130 North Burlington, New Jersey	08016
(Address of principal executive offices)	(Postal Code)

(609) 387-7800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:  None

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes x     No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.
Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, per Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

As of June 2, 2007, the registrant has 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company) and are not publicly traded.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings, future financial or operational performance, results of store closings and restructurings, anticipated business developments, future financings, and other goals and targets. These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States in states where we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, domestic events affecting the delivery of merchandise to our stores, existence of adverse litigation and risks, uncertainties and factors set forth under “Item 1A. Risk Factors” and in our reports and documents filed with the Securities Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made. We undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 1.  Business

Overview

Burlington Coat Factory (BCF) is a value priced department store that offers a complete line of apparel, including ladies sportswear, menswear, coats, family footwear, and accessories as well as baby furniture, home décor and gifts.  BCF’s broad selection provides a wide range of apparel, accessories and furnishings for all ages.  BCF purchases merchandise both pre-season and in-season merchandise, and responds to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF’s substantial selection of staple, destination products, such as coats, Baby Depot products as well as men’s and boys’ suits, attracts customers from greater distances than the average retailer. These products drive incremental store-traffic and differentiate us from our main competitors.

As used herein, the terms “Company”, “we”, “us”, or “our” refers to Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries.  Burlington Coat Factory Investments Holdings, Inc. has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation.  All discussions of business operations relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, its consolidated subsidiaries and predecessors. The Company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2007 ended on June 2, 2007 and was a 52 week year. Fiscal 2006 ended on June 3, 2006 and was a 53 week year.  Fiscal 2005 ended on May 28, 2005, and was a 52 week year. Burlington Coat Factory Investments Holdings, Inc. was incorporated on April 10, 2006 in the State of Delaware.

Company History

Burlington Coat Factory Warehouse Corporation (“BCFWC”) was founded in 1972, and we have grown to become a leading nationwide apparel retailer generating sales in excess of $3 billion annually. In 1983, we conducted our initial public offering, expanding from 31 to 68 stores by the end of the following fiscal year. We launched our family footwear department in 1996, which expanded to 54 stores by 1997 and 152 stores in 1998. We were acquired on April 13, 2006 by affiliates of Bain Capital in a take-private transaction. The total transaction value was $2.1 billion, or $45.50 per share in cash.

The Stores

As of June 2, 2007, we operated 379 stores under the names: “Burlington Coat Factory Warehouse” (359 stores), “MJM Designer Shoes” (17 stores), “Cohoes Fashions” (2 stores), and “Super Baby Depot” (1 store). Our store base is geographically diversified with stores located in 44 states. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at every day low prices.

We opened our first MJM Designer Shoes store in 2002. MJM Designer Shoes offers an extensive collection of men’s, women’s and children’s moderate- to higher-priced designer and fashion shoes, sandals, boots and sneakers. MJM Designer Shoes stores also carry accessories such as handbags, wallets, belts, socks, hosiery and novelty gifts. MJM Designer Shoes stores provide a superior shoe shopping experience for the value conscious consumer by offering a broad selection of quality goods at discounted prices in stores with a convenient self-service layout. As of June 2, 2007, there were 17 MJM Designer Shoes stores in seven states.

Cohoes Fashions offers a broad selection of designer label merchandise for men and women similar to that carried in Burlington Coat Factory stores.  In addition, the stores carry decorative gifts and home furnishings.  Cohoes Fashions, Inc. was acquired by us in 1989 and presently operates one store each in Rhode Island and New Jersey.

The table below details our four store concepts:

BCFWC Store Concepts (as of June 2, 2007)

Concept	# Stores at 6/2/07	Avg. Size (sq. ft. in thousands)	Net Sales % of Total (dollars in millions) (1)	Merchandise Focus
BCF	359	84	$3,31197.3%	Value-priced women’s, men’s, children’s apparel and accessories. Most stores include linens, bath items, gifts, luggage, family footwear, baby apparel and furniture.

MJM Designer Shoes	17	28	$571.7%	Moderate- to higher-priced designer and fashion men’s, women’s and children’s footwear, handbags and other accessories.

Cohoes Fashions	2	45	$310.9%	Broad selection brand-name merchandise for men and women, decorative gifts and home furnishings similar to merchandise in BCFWC stores.
Super Baby Depot	1	25	$40.1%	Brand-name merchandise including apparel, furniture and accessories for newborns, infants and toddlers.

____________________________

(1)	Net sales exclude Other Revenue, consisting of rental income, layaway and alteration charges. Represents net sales for the fiscal year ended June 2, 2007.

The stores are generally located in close proximity to population centers, other department stores and other retail operations and are usually established near a major highway or thoroughfare, making them easily accessible by automobile.

Some stores contain departments licensed to unaffiliated parties for the sale of items such as lingerie, fragrances, and jewelry. During fiscal 2007, our rental income from all of our licensed departments aggregated less than 1% of our total revenues.

Store Expansion

Since 1972 when our first store was opened in Burlington, New Jersey, we have expanded to three hundred fifty nine BCF stores, two Cohoes Fashions stores, seventeen MJM Designer Shoes stores, and one stand-alone Super Baby Depot store.

We believe our real estate locations represent a competitive advantage.  Most of our stores are approximately 80,000 square feet, occupying significantly larger boxes than our typical off-price or specialty store competitors. Major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base and because we occupy larger facilities than most of our competitors. In addition, we have built long-standing relationships with major shopping center developers. At June 2, 2007, we operated stores in 44 states, and we are exploring expansion opportunities both within our current market areas and in other regions.

We believe that our ability to find satisfactory locations for our stores is essential for the continued growth of our business. The opening of stores generally is contingent upon a number of factors, including the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that we will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, we will be able to open the number of new stores presently planned.

Real Estate Strategy

During the fiscal year ended June 2, 2007, we owned the land and/or building for 41 of our 379 stores. Generally, however, our policy has been to lease our stores, with average rents per square foot that are below off-price competitors’ rents. Our large average store size (generally twice that of our off-price competitors), ability to attract foot traffic and our disciplined real estate strategy enable us to secure these lower rents. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding. We lease 89% of our store base and own the remaining 11%.

We have revised our lease model to provide on some of our new leases for a ten year initial term with a number of five year options thereafter.  Typically, our new lease strategy includes landlord allowances for leasehold improvements.  We believe our new lease model makes us more competitive with other retailers for desirable locations.

We have a proven track record of successful new store expansion. Our store base grew from 13 stores in 1980 to 379 stores as of June 2, 2007.   As part of our growth strategy, we plan to open 20-35 new Burlington Coat Factory stores each year.  Assuming that appropriate locations are identified, we believe that the Company will be able to execute this growth strategy since most of our competitors have at least twice as many store locations across the country than we do.

Store Openings and Closings
Fiscal Year	2002	2003	2004	2005	2006		2007
Stores (Beginning of Period)	295	319	335	349	362		368
Stores Opened	29	22	24	16	12		19
Stores Closed	(5)	(6)	(10)	(3)	(6)		(8)

Stores (End of Period)	319	335	349	362	368	*	379

*	Inclusive of three stores that closed because of hurricane damage, which reopened in 2007.

Distribution

The Company has four distribution centers that occupy an aggregate of 1,830,000 square feet, each of which includes processing and storage capacity.  Our distribution centers are located in (1) Burlington, New Jersey, (2) Edgewater Park, New Jersey, (3) Bristol, Pennsylvania, and (4) San Bernardino, California.  Our newest distribution center, in San Bernardino, opened in May 2006, and is fully operational.  The facility is 440,000 square feet and has allowed us to increase our percentage of centrally received merchandise.  Historically, we have centrally received 50% of merchandise while shipping 50% direct to store.  During fiscal year 2007, we were able to transition our mix to approximately 70% of merchandise units through the distribution centers, reducing our direct to store shipments to 30%.

    Our distribution center network leverages automated sorting units to process and ship product to stores.  We believe that the use of automated sorting units optimizes our cost efficiencies, improves accuracy, and improves our overall turn of product within our distribution network.

We currently use a legacy warehouse management system to receive, track, and control our product flow. During fiscal years 2008-2009, the Company plans to replace this warehouse management system. We believe that the use of this new system will have a positive impact on efforts to optimize our supply chain efforts.

	Calendar Year Operational	Size (thousands of sq. ft.)	Leased/ Owned
Burlington, NJ	1987	402	Owned
Bristol, PA	2001	340	Leased
Edgewater Park, NJ	2004	648	Owned
San Bernardino, CA	2006	440	Leased

________________________

Customer Demographic

Our core customer is the 18–49 year-old woman. The core customer is educated, resides in mid- to large-sized metropolitan areas and has an annual household income of $35,000 to $100,000. This customer shops for herself, her family and her home. We appeal to value seeking and fashion conscious customers who are price-driven but enjoy the style and fit of high-quality, branded merchandise. These core customers are drawn to us not only by our value proposition, but also by our broad selection of styles, our brands and our highly appealing product selection for families.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience. In training our employees, we emphasize knowledgeable and friendly customer service. We train specialized employees who work in departments where customers benefit from more hands-on assistance. For example, the men’s suits departments are staffed with trained men’s suit sales experts and professional tailors. Additionally, we offer Baby Depot customers access to highly-trained personnel who can advise parents on apparel, furniture and accessory selection.

Employees

As of June 2, 2007, we employed 28,005 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the apparel industry. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of June 2, 2007, employees at only two of our stores are subject to collective bargaining agreements.

Competition

The retail business is highly competitive. Competitors include off-price retailers, department stores, mass merchants and specialty apparel stores. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our BCF stores.

Merchandise Vendors

The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during fiscal 2007. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company continues to have good working relationships with its suppliers.

Seasonality

The Company’s business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the back-to-school and holiday seasons (September through January). Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year.

Tradenames

The Company has tradename assets such as Burlington Coat Factory, Baby Depot, Luxury Linens and MJM Designs.  The Company considers these tradenames and the accompanying name recognition to be valuable to its business.

AVAILABLE INFORMATION

We have agreed that, whether or not required to do so by the rules and regulations of the SEC, for so long as any of the notes remain outstanding, we will furnish to the holders of the notes (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Form 10-Q and Form 10-K as if we were required to file such forms, including a “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and, with respect to the annual information only, a report thereon by our independent accountants and (ii) all reports that would be required to be filed with the SEC on Form 8-K as if we were required to file such reports. We will make available to the trustee and holders of the notes, the annual reports, information, documents and other reports that are required by Sections 13 and 15(d) of the Exchange Act within the time periods specified therein. Information filed with the SEC may be read and copied by the public at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Under the indenture governing the notes we are required to file with the trustee annual, quarterly and other reports after we file these reports with the Securities and Exchange Commission. Annual reports delivered to the trustee and the holders of notes will contain financial statements that have been reported upon, with an opinion expressed by an independent public accountant. We will also furnish such other reports as may be required by law.

Item 1A.  Risk Factors

The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing the Company.  Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business and operations.  If any of the following risks actually occur, the Company’s business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Related to Our Business

Our growth strategy includes the addition of a significant number of new stores each year. We may not be able to implement this strategy successfully, on a timely basis, or at all.

Our growth will largely depend on our ability to open and operate new stores successfully. We intend to continue to open a significant number of new stores in future years, while remodeling a portion of our existing store base annually. During our 2008 fiscal year, we plan to open 25 new stores, and in subsequent fiscal years, we anticipate opening between 20 to 35 new stores per fiscal year. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our ABL Credit Facility; however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be harmed.

We currently lease 89% of our store locations. Most of our current leases expire at various dates after five-year terms, or ten-year terms in the case of our newer leases, each subject to our option to renew such leases for several additional five-year periods.  Our ability to renew any expiring lease or, if such lease cannot be renewed, our ability to lease a suitable alternate location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to renew existing leases or lease suitable alternate locations, or enter into leases for new stores on favorable terms, our growth and our profitability may be significantly harmed.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during our second and third quarters. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

Fluctuations in comparative store sales and results of operations could cause our business performance to decline substantially.

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Since the beginning of fiscal 2004, our quarterly comparative store sales growth rates have ranged from 8.9% to (5.1%).

Our comparative store sales and results of operations are affected by a variety of factors, including:

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather conditions; availability of suitable real estate locations at desirable prices and our ability to locate them;

•	the timing of promotional events;

•	changes in general economic conditions and consumer spending patterns;

•	our ability to understand and meet consumer preferences; and

•	actions of competitors.

If our future comparative store sales fail to meet expectations, then our cash flow and profitability could decline substantially. You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Because inventory is both fashion and season sensitive, extreme and/or unseasonable weather conditions could have a disproportionately large effect on our business, financial condition and results of operations because we would be forced to mark down inventory.

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. For the past five fiscal years, a majority of our net sales have occurred during the five-month period from September through January. Unseasonably warm weather during these months could adversely affect our business.

We do not have long-term contracts with any of our vendors and if we are unable to purchase suitable merchandise in sufficient quantities at competitive prices, we may be unable to offer a merchandise mix that is attractive to our customers and our sales may be harmed.

All of the products that we offer are manufactured by third party vendors. Many of our key vendors limit the number of retail channels they use to sell their merchandise and competition among retailers to obtain and sell these goods is intense. In addition, nearly all of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time.

If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire suitable merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales.

Increases in freight costs could result in lower profitability.

The cost of delivering our merchandise from the warehouses to the stores could continue to increase if gasoline prices continue to rise. Although we are seeking to have more of our inventory distributed to our stores through our distribution centers, a substantial portion of our inventory is still shipped directly to our stores from our vendors via the more expensive “drop shipment” method, whereby vendors ship items directly to our stores rather than to our distribution centers. Increases in fuel costs will result in costly surcharges added to the cost of drop shipment and reduce our ability to maintain profit margins.

Although we purchase most of our inventory from vendors domestically, apparel production is located primarily overseas.

Factors which affect overseas production could affect our suppliers and vendors and, in turn, our ability to obtain inventory and the price levels at which they may be obtained. Although such factors apply equally to our competitors, factors that cause an increase in merchandise costs or a decrease in supply could lead to lower sales in the retail industry generally.

Such factors include:

•
political or labor instability in countries where suppliers are located or at foreign and domestic ports which could result in lengthy shipment delays, which if timed ahead of the fall and winter peak selling periods could materially and adversely affect our ability to stock inventory on a timely basis;

•	political or military conflict involving the apparel producing countries, which could cause a delay in the transportation of our products to us and an increase in transportation costs;

•
heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•
disease epidemics and health related concerns, such as the outbreaks of SARS, bird flu and other diseases, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	the migration and development of manufacturers, which can affect where our products are or will be produced;

•	fluctuation in our suppliers’ local currency against the dollar, which may increase our cost of goods sold;

•	imposition of regulations and quotas relating to imports; and

•	imposition of duties, taxes and other charges on imports.

Any of the foregoing factors, or a combination thereof could have a material adverse effect on our business.

Our business would be disrupted severely if our distribution centers were to shut down.

During fiscal 2007, central distribution and warehousing services were extended to approximately 70% of our merchandise units through our warehouse/distribution facilities in Burlington, New Jersey, Edgewater, New Jersey, Bristol, Pennsylvania, and San Bernardino, California. During fiscal 2008, we expect this percentage to increase as more merchandise is distributed through our new distribution center in San Bernardino, California which opened in May 2006. Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. If any distribution center were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from the supplier via drop shipment, we would incur significantly higher costs and a reduced control of inventory levels during the time it takes for us to reopen or replace any of the distribution centers.

Software developed for our management information systems may become obsolete or conflict with the requirements of newer hardware and may cause disruptions in our business.

We rely on our existing management information systems, including some software programs that were developed in-house by our employees, in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. If we fail to update such software to meet the demands of changing business requirements or if we decide to modify or change our hardware and/or operating systems and the software programs that were developed in-house are not compatible with the new hardware or operating systems, disruption to our business may result.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of our computer system or otherwise, could severely hurt our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information in accordance with industry standards.  Despite the security measures we have in place, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.  Any security breach involving misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to litigation and liability risks, disrupt our operations and harm our business.

Disruptions in the Company’s information systems could adversely affect its operating results.

The efficient operation of the Company’s business is dependent on its information systems. If an act of God or other event caused our information systems to not function properly, major business disruptions could occur.  In particular, the Company relies on its information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company’s disaster recovery site is located within 15 miles of the Company’s headquarters.  If a disaster impacts both locations, the Company could be affected. The failure of the Company’s information systems to perform as designed could disrupt its business and harm sales and profitability.

Acts of terrorism could adversely affect our business.

The economic downturn that followed the terrorist attacks of September 11, 2001 had an adverse impact on our business. Any further acts of terrorism or other future conflict may disrupt commerce and undermine consumer confidence, cause a downturn in the economy generally, cause consumer spending or shopping center traffic to decline or reduce the desire of our guests to make discretionary purchases. Any of the foregoing factors could impact our sales revenue negatively, particularly in the case of any terrorist attack targeting retail space such as a shopping center. Furthermore, an act of terrorism or war, or the threat thereof, could impact our business negatively by interfering with our or our vendors’ ability to obtain merchandise from foreign manufacturers. Any future inability to obtain merchandise from our or our vendors’ foreign manufacturers or to substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our business.

Our future growth and profitability could be adversely affected if our advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

We rely heavily on print and television advertising to increase consumer awareness of our product offerings and pricing to drive store traffic. In addition, we rely and will increasingly rely on other forms of media advertising. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising and marketing programs. In order for our advertising and marketing programs to be successful, we must:

•	manage advertising and marketing costs effectively in order to maintain acceptable operating margins and return on our marketing investment; and

•	convert customer awareness into actual store visits and product purchases.

Our planned advertising and marketing expenditures may not result in increased total or comparable net sales or generate sufficient levels of product awareness. We may not be able to manage our advertising and marketing expenditures on a cost-effective basis.

There are a limited number of companies capable of distributing our direct mail advertising at the volume levels we require. If any of these companies cease operations, or if their expenses (e.g., postage, printing and paper costs) increase substantially, then it is likely that our advertising expenses will increase, which will have a negative effect on our business and operating results.

We are in the process of transitioning to new leadership team which may cause business interruptions.

We may experience unforeseen difficulties as we transition to a new leadership team. Our success is dependent on the continued efforts of our executive officers who have been with the Company for many years before the Merger Transaction and new additions to our management team.  Although we entered into employment agreements with certain executives, we may not be able to retain all of our executives and other key employees.  These executives and other key employees may be hired by our competitors, some of which have considerably more financial resources than we do. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations.

The interests of our controlling stockholders may conflict with yours as a holder of the notes.

Funds associated with Bain Capital own over approximately 98.5% of Parent’s basic common stock, with the remainder held by existing members of management. Additionally, management holds options to purchase 7.3% of the basic shares outstanding.

The controlling stockholders may have an incentive to increase the value of its investment or cause us to distribute funds at the expense of our financial condition and impact our ability to make payments on the outstanding notes. In addition, the affiliates of Bain Capital have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many major decisions regarding our operations. The interests of Bain Capital or its associated funds may conflict with the interests of holders of our outstanding notes. For more information, see “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions.”

Risk Factors Related to Our Substantial Indebtedness

Our substantial indebtedness will require a significant amount of cash.Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on the notes.

We are highly leveraged.  As of June 2, 2007, our total indebtedness was $1.462 billion including $299.7 million of senior notes due 2014, $88.0 million of senior unsecured notes, $884.3 million under the Term Loan, and $159.0 million under the ABL Credit Facility. Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to $108.3 million for the fiscal year ending May 31, 2008, exclusive of the ABL Credit Facility. The ABL Credit Facility has no annual minimum principal payment requirement.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, including the notes, selling material assets or operations or raising additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the credit agreement governing our senior secured credit facilities and each indenture governing the notes, may restrict us from effecting any of these alternatives.

If we fail to make scheduled payments on our debt or otherwise fail to comply with our covenants, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable,

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets, and

•	we could be forced into bankruptcy or liquidation.

The indenture governing the senior notes and the credit agreement governing our senior secured credit facilities imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing the senior notes and our senior secured credit facilities imposes significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on capital stock or repurchase capital stock;

•	make certain capital expenditures;

•	make certain investments or other restricted payments;

•	have our subsidiaries pay dividends or make other payments to us;

•	engage in certain transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. If we fail to maintain compliance with these covenants in the future, we may not be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above, as well as others that may be contained in our senior secured credit facilities from time, to time could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding, with respect to that debt, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Item 1B.  Unresolved Staff Comments
None.

Item 2.                        Properties

Properties

As of June 2, 2007, we operated 379 stores in 44 states throughout the United States.  We own the land and/or building for 41 of our stores and lease the other 338 stores.  Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales.

We own five buildings in Burlington, New Jersey. Of these buildings, two are used by us as retail space. In addition, we own approximately 97 acres of land in the townships of Burlington and Florence, New Jersey on which we have constructed our corporate headquarters and a warehouse/distribution facility. We lease warehouse facilities of approximately 340,000 square feet in Bristol, Pennsylvania. We lease approximately 20,000 square feet of office space in New York City. We own approximately 46 acres of land in Edgewater Park, New Jersey on which we have constructed a warehouse and office facility of approximately 648,000 square feet. The facility began processing merchandise in August of 2003 and has been fully operational since August 2004. An additional 440,000 square foot distribution facility opened in April 2006 in San Bernardino, California. These facilities have significantly expanded our warehousing and distribution capabilities.

The following table shows the years in which store leases existing at June 2, 2007 expire:

Fiscal Year Ending	Number of Leases Expiring	Expiring with Renewal Options
2008-2009	11	82
2010-2011	4	93
2012-2013	2	50
2014-2015	8	32
2016-2017	2	36
Thereafter to 2035	14	22
Total	41	315

Item 3.                      Legal Proceedings

We are party to various  litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There is no market for the common stock of Parent or Holdings.  As of June 2, 2007, Parent was the only holder of record of Holdings’ common stock, and 98.5% of Parent’s common stock is held by various Bain Capital funds.   Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.

Item 6.	Selected Financial Data

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The historical financial data for the periods April 13, 2006 to June 3, 2006, May 29, 2005 to April 12, 2006 and for the years ended May 28, 2005, May 29, 2004 and May 31, 2003 have been derived from our historical audited combined or consolidated financial statements.

Predecessor/Successor Presentation.  Although Burlington Coat Factory Warehouse Corporation continued as the same legal entity after the Merger Transaction, the Selected Financial Data for fiscal year 2006 provided below is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger Transaction, May 29, 2005 to April 12, 2006, and the period succeeding the Merger Transaction, April 13, 2006 to June 3, 2006, and for the twelve months ended June 3, 2007, respectively. The financial data provided refers to the operations of the Company and its subsidiaries for both the Predecessor and Successor periods.

The following table sets forth certain selected financial data in thousands, which has been adjusted to give effect to the reclassification of the fiscal 2005 discontinued store operations, as discussed in Note A28 to the consolidated financial statements:

	Predecessor				Successor	Combined (1)	Successor
	Twelve Months Ended 5/31/03	Twelve Months Ended 5/29/04	Twelve Months Ended 5/28/05	Period from 5/29/05 to 4/12/06	Period from 4/13/06 to 06/03/06	Twelve Months Ended 6/03/06	Twelve Months Ended 6/02/07
Revenues from Continuing Operations	$2,678,128	$2,859,960	$3,199,840	$3,045,308	$425,246	$3,470,554	$3,441,645

Income (Loss) from Continuing Operations Net of Provision for Income Tax	70,512	72,339	106,047	94,339	(27,166)	67,173	(47,199)

Discontinued Operations, Net of Tax Benefit (2)	(4,393)	(4,363)	(1,014)	-----	-----	-----	-----
Net Income (Loss)	66,119	67,977	105,033	94,339	(27,166)	67,173	(47,199)

Balance Sheet Data
Total Assets	$1,337,049	$1,579,178	$1,673,268	(3)	$3,213,500	-----	$3,036,521
Working Capital	195,211	330,007	407,240	(3)	233,165	-----	283,398
Long-Term Debt	34,587	133,538	132,347	(3)	1,508,119	-----	1,456,330
Stockholders Equity	$777,152	$845,432	$926,153	(3)	$419,512	-----	$380,470

(1)
 Our combined results for the year ended June 3, 2006 represent the addition of the Predecessor period from May 29, 2005 through April 12, 2006 and the Successor period from April 13, 2006 through June 3, 2006. This combination does not comply with generally accepted accounting principles (GAAP) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Discontinued operations include the after-tax operations of stores closed by the Company during the fiscal years listed.
(3)	Information not available for interim period.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” unless indicated otherwise or the context requires, “we,” “us,” “our,” and “Company” refers to the operations of Burlington Coat Factory Warehouse Corporation and its consolidated subsidiaries, and the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. We maintain our records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to May 31.   The following discussion and analysis should be read in conjunction with the “Selected Historical Consolidated Financial and Other Data” and our financial statements, including the notes thereto, appearing elsewhere herein.

General

Based on retail industry reports, we are a nationally recognized retailer of high-quality, branded apparel at every day low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 379 stores in 44 states, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home décor and gifts. We employ a hybrid business model which enables us to offer the low prices of off-price retailers and the branded merchandise, product breadth and product diversity of department stores. We acquire desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers such as Liz Claiborne, Ralph Lauren, Jones New York, Calvin Klein, Nine West, and Nautica.

As of June 2, 2007, we operated 379 stores under the names “Burlington Coat Factory Warehouse” (359 stores), “MJM Designer Shoes” (17 stores), “Cohoes Fashions” (2 stores), and “Super Baby Depot” (1 store) in 44 states. For the latest fiscal year ended June 2, 2007, we generated revenues of approximately $3.4 billion.

Executive Summary

Overview of Fiscal 2007 Operating Results

Burlington Coat Factory experienced a decrease in net sales for the 52 week period ended June 2, 2007 compared with the 53 week period ended June 3, 2006. Net sales were $3.40 billion for fiscal 2007 (52 weeks) and $3.44 billion for fiscal 2006 (53 weeks), a 1.0% decrease. However, comparing the period ended June 2, 2007 with the corresponding 52 week period ended June 3, 2006 would show that net sales for the fiscal 2007 period increased $14.9 million (0.4%).

The Company experienced a 2.2% comparative store sales decrease from the comparative period of a year ago due to unseasonably warm weather in November and December, unseasonably cool weather in April and the impact of the Company’s new cash back return policy.

Gross margin as a percentage of sales increased to 37.6% from 36.5% during the period ended June 2, 2007 compared with the period ended June 3, 2006, due to higher initial margins and reduced freight costs.

The Company recorded a net loss of $47.2 million for the period ended June 2, 2007 compared with net income of $67.2 million for the 53 week period ended June 3, 2006. The primary drivers of this net loss were increases in interest, depreciation, and amortization expenses incurred in connection with the financing of the Merger Transaction, as well as impairment charges recorded related to underperforming stores.

The following is a list of operating highlights for Fiscal 2007:

▪	19 Burlington Coat Factory stores were opened and the Company expanded operations into two new markets: North Dakota and Mississippi.

▪
The majority of inventory units (approximately 70%) now move through our distribution centers allowing the Company to reduce freight costs associated with the conversion from drop shipment to central distribution.

▪	A successful launch of the private men’s label, Fumagalli ®, with Allyn Saint George International, Inc.

Management Initiatives for Fiscal 2008

In Fiscal 2008, management plans to undertake the following initiatives in order to address the recent decline in comparative store sales and to prepare the Company for sustainable growth.  These initiatives concentrate on specific strategies as they relate to merchandising, inventory planning and management and the in-store shopping experience. The objective of the merchandising strategies is to focus each of our merchandising categories on the right brands, the right items and trend right fashions at a great value in order to provide a compelling assortment of merchandise to our core customers.  This will be accomplished through disciplined planning, buying and allocation.  The objective of the marketing focus is to increase the number of trips to our stores by our core customers and to encourage our shoppers to shop across more divisions.  The Company will continue to use print, television, and radio media to execute a marketing strategy which highlights our great everyday values, our brands, and our trend right fashions as well as our overall message of Burlington Coat Factory as a value department store.

With respect to inventory management, the Company is focused on improving processes, tools and systems to enhance merchandise flow and to “freshen” inventory on a more regular basis while reducing the amount of undesirable merchandise on our selling floors.   The Company currently uses a legacy warehouse management system to receive, track, and control our product flow. During fiscal years 2008-2009, the Company will be replacing this warehouse management system. We believe that the use of this new system will have a positive impact on efforts to optimize our supply chain efforts.

                Management is also focused on improving the in-store shopping experience for our core customers by providing an easy and convenient shopping experience through an uncluttered presentation of our stores.   Management is working to improve our customers’ ability to navigate our stores by improving signage and setting the store regularly with seasonally relevant merchandise.  Through joint efforts of the merchandising, planning, and store support teams, management is looking to coordinate the availability of season essentials and fashion right key items across divisions with seasonal floorsets.

Through these initiatives, management believes it can improve comparative store sales by increasing the Company’s share of our core customers’ spend.

Uncertainties and Challenges

As management looks to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customer’s spend, there are uncertainties and challenges that we face as a value department store of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

Competition, Resale Price Maintenance, and Price Deflation. We believe that in order to remain competitive with off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount from initial mark-ups of traditional department stores as well as an assortment of merchandise that is appealing to our customers.

In June 2007, the US Supreme Court determined that resale price maintenance by manufacturers is not per se illegal but that such vertical price restraints are to be judged by the rule of reason in the Leegin Creative Leather Products, Inc. v. PSKS, Inc. case.  While as a result of the holding of this case, certain manufacturers may decide to enforce manufacturer’s suggested retail price (MSRP), the Company has not found that this decision has had any impact on its ability to purchase merchandise from its vendors on customer friendly terms.  At this point in time, it is difficult to determine what impact, if any, this case will have on the Company’s ability to execute its off-price strategy.  The Company does not believe the case will have any immediate or long term impact on its operations because it believes that it is an integral part of its vendors’ distribution strategies, and as such, these vendors will continue to sell to the Company on mutually agreeable terms.

The U.S. retail apparel market and home furnishings market are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores. We anticipate that competition will increase in the future. Therefore, the Company will continue to look for ways to differentiate its stores from those of its competitors.

In the recent past, we have seen price deflation affect the retail industry with the increase of imports from China and other parts of the world capable of production at lower costs. To date, we have been able to compensate for price deflation by increasing unit sales to maintain the level of sales in terms of dollars. While there has been price deflation in the costs of inventory, gross margin on sales is kept in check by the high level of competition. These conditions can be expected to continue for so long as excess production of inventory by lesser developed countries continues. In addition, net profit can be affected by the rising costs of freight, payroll and employee benefits. Our liquidity, however, is not expected to be affected in any material respect so long as we increase total sales. Moreover, we expect the availability under our credit facilities to be sufficient for our cash needs.

Changes to import and export laws could have a direct impact on our operating expenses and an indirect impact on consumer prices and we cannot predict any future changes in such laws.

Seasonality of Sales and Weather Conditions. Our sales, like most other retailers, are subject to seasonal influences, with the majority of our sales and net income derived during the months of September, October, November, December and January, which includes the back-to-school and holiday seasons.

Additionally, our sales continue to be affected by weather. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings over the past ten years, we believe traffic to our stores is still driven in part by weather patterns.

The Merger Transaction

On January 18, 2006, we entered into the Merger Agreement among our Company, Parent and Merger Sub to sell our entire company to affiliates of Bain Capital.

On April 13, 2006, the Merger transaction was consummated through a $2.1 billion merger of a merger sub into BCFWC with BCFWC being the surviving corporation in the Merger. Under the Merger Agreement, former holders of our common stock, par value $1.00 per share, received $45.50 per share, or approximately $2.1 billion. Approximately $13.8 million of the $2.1 billion was used, among other things, to settle the outstanding equity options. The Merger consideration was funded through the use of our available cash, cash equity contributions from affiliates of Bain Capital and management and the debt financings as described more fully below.

Following the consummation of the Merger, the Parent entered into a Contribution Agreement with Holdings to effectuate an exchange of shares under Section 351(a) of the Internal Revenue Code of 1986, as amended. The Parent delivered to Holdings all of our outstanding shares, and Holdings simultaneously issued and delivered all of its authorized and outstanding shares of common stock to the Parent.

In connection with the Merger we entered into other definitive agreements as further described in Note 2 to the Consolidated Financial Statements entitled “Basis of Presentation.”

Burlington Coat Factory Warehouse Corporation Corporate Structure

The chart below summarizes our corporate structure prior to the Merger and related transactions.

The chart below summarizes our corporate structure following the consummation of the Merger and related transactions.

Affiliates of Bain Capital, LLC
Management Holders
98.5%
1.5%
Burlington Coat Factory Holdings, Inc.
Burlington Coat Factory Investments Holdings, Inc.
Burlington Coat Factory Warehouse Corporation
Operating Subsidiaries

Key Performance Measures

Management considers numerous factors in assessing our Company’s performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, and liquidity.

Comparative store sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company defines its comparative store sales as sales (net of sales discounts) of those stores that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores (unless the store remains in the same shopping complex) for comparative store sales purposes. This method is used in this section in comparing the results of operations for the fiscal period ended June 2, 2007 with the results of operations for the fiscal period ended June 3, 2006.  The Company experienced a decrease in comparative store sales of 2.2% for the fiscal year ended June 2, 2007 compared with similar period ended June 3, 2006.  This decrease is primarily due to unseasonable shifts in the weather and an offsetting increase in sales returns as a result of our change in cash refund policy without an increase in sales.

Inventory turnover.   Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time the Company owns its inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail value of the inventory for the period being measured.  The Company's inventory turnover rate was 2.4 and 2.5 in fiscal 2007 and fiscal 2006, respectively.  This decrease in inventory turnover is primarily related to our decrease in comparative store sales.

Inventory levels are monitored by management to ensure that the stores are properly stocked to service customer needs while at the same time ensuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise.  We have undertaken initiatives to improve inventory turnover by reducing over-all inventory levels in our stores.  We are in the process of evaluating the effectiveness of markdown optimization software as an inventory management tool.  At June 2, 2007, inventory was $710.6 million versus $708.2 at June 3, 2006.  Average inventory per store amounted to $1.7 million at June 2, 2007 and $1.8 million at June 3, 2006.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.   The Company experienced an increase in gross margin percentage for fiscal 2007 to 37.6%, from 36.5% for fiscal 2006.  This increase is primarily related to decreased freight costs and improvement in initial margins.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing and investing activities. We experienced a decrease in cash flow of $34.9 million during the fiscal year ended June 2, 2007 compared with the fiscal year ended June 3, 2006 primarily due to principal payments made by the Company to pay down its outstanding debt.  Changes in working capital also impact our cash flows. Working capital equals current assets minus current liabilities. Working capital at June 2, 2007 was $283.4 million compared with $233.2 million at June 3, 2006.  This increase in working capital is due primarily to a decrease in our accounts payable and to a reclassification of certain long-lived assets as “Held for Disposal” as of June 2, 2007 compared with June 3, 2006.

Items Affecting Comparability

Predecessor/Successor bases of accounting.

Although BCFWC continued as the same legal entity after the Merger Transaction, the discussion regarding fiscal year 2006 reflects two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. We refer to the operations of the Company and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations for the fiscal year ended June 3, 2006 by comparing the mathematical combination, without making pro forma adjustments.

As a result of the Merger, our assets and liabilities have been adjusted to their fair value as of the closing date, April 13, 2006. Depreciation and amortization expenses are higher in the successor accounting period due to these fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. Interest expense has increased substantially in the successor accounting periods in connection with our financing arrangements, which includes a $800 million senior secured ABL Credit Facility, a $900 million secured Term Loan, $305 million senior notes and $99.3 million Holdings Senior Discount Notes, each of which are further described in the liquidity section that follows.

Results of Operations

The following table sets forth certain items in the Consolidated Statements of Operations as a percentage of net sales for periods indicated that are used in connection with the discussion herein.

	Fiscal Year Ended
	June 2, 2007	June 3, 2006	May 28, 2005
Statement of Operations Data:
Net Sales	100%	100.0%	100.0%
Cost of Sales (Exclusive of Depreciation and Amortization)	62.4	63.5	62.7
Selling & Administrative Expenses	31.2	30.6	30.2
Depreciation	3.8	2.8	2.8
Amortization	1.3	0.3	-
Impairment Charges	0.7	-	-
Interest Expense	3.9	0.6	0.2
Other (Income) Loss, Net	(0.2)	(0.2)	(0.5)
Other Revenue	1.1	0.9	0.9
Income (Loss) from Continuing Operations Before Income Taxes	(2.1)	3.3	5.4
Income Tax Expense (Benefit)	(0.7)	1.3	2.1

Net Income (Loss)	(1.4%)	2.0%	3.3%

Performance for the Fiscal Year (52 weeks) Ended June 2, 2007 Compared with the Fiscal Year (53 weeks) Ended June 3, 2006

Sales.  Consolidated net sales decreased $35.4 million (1.0%) to $3.40 billion for the fiscal year ended June 2, 2007 (52 weeks) compared with the fiscal year ended June 3, 2006 (53 weeks). As previously noted, the Company’s prior fiscal year ended June 3, 2006 was a 53 week fiscal year and as a result, the first three fiscal quarters of fiscal 2007 began and ended one week later than the corresponding period of the prior fiscal year and the fourth fiscal quarter began one week later and ended the same week as last year.  Net sales for the fifty-two week period of fiscal 2006 ended June 3, 2006 were $3.39 billion. Comparative stores sales decreased 2.2% for the fiscal year ended June 2, 2007, due primarily to unseasonably warm weather in November and December, unseasonably cool weather in April, and increased returns resulting from the implementation of a new cash refund return policy. In addition, Company supply chain issues, primarily related to shifting direct store shipments into our distribution centers, which affected merchandise flow and in turn impacted sales.

Nineteen new Burlington Coat Factory department stores opened during fiscal 2007, contributing $86.5 million to net sales for the fiscal year ended June 2, 2007.

The Cohoes Fashions stores contributed $30.9 million to consolidated sales for the fiscal year ended June 2, 2007 compared with $48.5 million for the fiscal year ended June 3, 2006. This decrease is due to a comparative store sales decreases of 23.8% during the 2007 fiscal year compared with the period ended June 3, 2006.  During fiscal 2007, the Company closed three of its Cohoes stores and converted two others to Burlington Coat Factory stores.

The MJM Designer Shoes stores contributed $56.7 million to sales for the fiscal year ended June 2, 2007 compared with
$59.6 million for the fiscal year ended June 3, 2006. Comparative store sales decreased 2.5% during the fiscal year ended June 2, 2007 compared with the fiscal period ended June 3, 2006.  The decrease in comparative store sales is primarily due to underperformance of seasonal product such as boots in the cooler months and sandals in the warmer months.

Other Revenue.  Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) increased to $38.2 million for the fiscal year ended June 2, 2007 compared with $31.7 million for the fiscal year ended June 3, 2006. This increase is primarily related to gift card service fees.
Cost of Sales.  Cost of Sales decreased $58.1 million (2.7%) for the fiscal year ended June 2, 2007 compared with the fiscal year ended June 3, 2006. Cost of sales, as a percentage of net sales, decreased to 62.4% in fiscal 2007 period from 63.5% in fiscal 2006.  The decrease in cost of sales as a percentage of sales was due primarily to reduced initial merchandise costs and reduced freight costs partly offset by increased markdown costs during the fiscal year ended June 2, 2007 compared with the period ended June 3, 2006.  The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses, Depreciation, and Amortization line items in the Consolidated Statements of Operations. The Company includes in its definition of Cost of Sales all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses.  Selling and Administrative Expenses for the 52 week year ended June 2, 2007 amounted to $1,062.5 million compared to $1,051.9 million for the 53 week year ended June 3, 2006, a 1.0% increase.  This  increase was due primarily to the increase in expenses of approximately $22.2 million related to new stores opened in fiscal 2007 and approximately $15 million in expenses related to non-cash rent expense, stock option expense resulting from the adoption of SFAS 123(R) and the payment of the advisory fee to Bain Capital.  The increase was partially offset by approximately $10.2 million from the Company’s decision not to make a contribution to the employee profit sharing program and from the effect of the 53rd week in the prior year.  As a percentage of Net Sales, Selling and Administrative Expenses were 31.2% for the period ended June 2, 2007 compared with 30.6% for the period ended June 3, 2006.

Depreciation. Depreciation expense amounted to $130.4 million in the period ended June 2, 2007 compared with $96.9 million in the period ended June 3, 2006. This increase of $33.5 million is attributable primarily to increased depreciation expenses as it relates to the step up in basis of the Company’s fixed assets related to the Merger Transaction of approximately $421 million and to capital additions made subsequent to fiscal 2006.

Amortization.  Amortization expense related to the amortization of net favorable leases and deferred debt charges amounted to $43.7 million for the fiscal year ended June 2, 2007 compared with $10.3 million for the fiscal year ended June 3, 2006. The increase in amortization expense is attributable to increased deferred debt charges and favorable lease assets recorded as part of the Merger Transaction.

Impairment Charges.  The Company reviews, at least on an annual basis, whether events or circumstances have changed such that the carrying value of its long-lived assets may not be recoverable.  For the fiscal year ended June 2, 2007, the Company recorded impairment charges of $24.4 million related to certain long-lived assets and intangible assets of sixteen of its stores.  There were no impairment charges recorded for the fiscal year ended June 2, 2006.

Interest Expense.  Interest expense was $134.3 million and $22.7 million for the fiscal ended June 2, 2007and June 3, 2006, respectively. The increase in interest expense is primarily related to our ABL Credit Facility, our secured term loan, BCFWC senior notes and our senior discount notes which all relate to financing activities related to the Merger.

Other (Income), Net.  Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) decreased $2.3 million to $6.2 million for the period ended June 2, 2007 compared with the period ended June 3, 2006.  The decrease is primarily related to decreases in investment income of $3.6 million for the fiscal year ended June 2, 2007 compared with the fiscal year ended June 3, 2006.  Losses on write-offs of fixed assets from closed stores for the fiscal year ended June 2, 2007 amounted to $3.6 million compared with $2.7 million for the fiscal year ended June 3, 2006.  These losses were offset in part by higher insurance claim recoveries in fiscal 2007 compared with fiscal 2006.  Insurance recoveries were $2.9 million and $1.0 million for the fiscal years ended June 2, 2007 and June 3, 2006, respectfully.

Income Tax.  Income tax benefit was $25.4 million for the fiscal year ended June 2, 2007, compared with income tax expense of $46.8 million for the twelve month period ended June 3, 2006.  The effective tax rate for fiscal 2007 and fiscal 2006 were 35.0% and 41.1%, respectively.

Net Loss.  Net loss amounted to $47.2 million for the fiscal year ended June 2, 2007 compared with net income of $67.2 million for the comparative period of last year. The decrease in earnings of $114.4 million is due primarily to continuing expenses resulting from the Merger Transaction of April 13, 2006, including increased depreciation, amortization and interest expense.

Performance for the Fiscal Year (53 weeks) Ended June 3, 2006 Compared with the Fiscal Year (52 weeks) Ended May 28, 2005

Sales. Consolidated net sales from continuing operations increased $267.6 million (8.4%) for fiscal year 2006 compared with fiscal 2005.  Comparative stores sales increased 4.3% for fiscal 2006 compared with the comparative 53 week period of fiscal 2005. We define our comparative store sales as sales of those stores that have operated at least 425 days for the entire comparative period. Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes.  Sales during the non-comparative 53rd week of fiscal 2006 amounted to $51.0 million.

Nine new Burlington Coat Factory department stores opened during fiscal 2006 and contributed $66.0 million to net sales in fiscal 2006. Burlington Coat Factory stores opened during fiscal 2005 contributed $32.8 million to this years net sales in their non-comparative periods.

The Cohoes Fashions stores contributed $48.5 million to consolidated sales in fiscal 2006 compared with $46.4 million in fiscal 2005. Comparative store sales increased 0.2% for fiscal 2006 compared with the comparative fiscal 2005 period.

The MJM Designer Shoes stores contributed $59.6 million to sales for the fiscal year ended June 3, 2006 compared with $44.6 million for the comparative period of fiscal 2005. This increase is due to a comparative store sales increase of 6.8% in fiscal 2006. Sales of our three MJM Designer Shoes stores opened during fiscal 2006 amounted to $6.5 million and the sales of four MJM Designer Shoes stores opened during fiscal 2005 amounted to $5.1 million, during their non-comparative periods.

Other Revenue. Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges and miscellaneous revenue items) increased to $31.7 million in fiscal 2006 compared with $28.6 million for the 12 month period of fiscal 2005. The increase is related primarily to increases in rental income received from leased departments.

Cost of Sales. Cost of sales increased $196.1 million (9.9%) for the 12 month period ended June 3, 2006 compared with the 12 month period ended May 28, 2005. The dollar increase in cost of sales was due primarily to the increase in net sales during fiscal 2006 compared with fiscal 2005 and to increased freight costs. Cost of sales as a percentage of net sales increased from 62.7% in fiscal 2005 to 63.5% in fiscal 2006. The increase in cost of sales as a percentage of net sales for fiscal 2006 compared with fiscal 2005 was primarily the result of lower initial margins, increased freight charges, increases in inventory shrinkage and increases in markdowns. The increase in freight charges was due primarily to fuel surcharges resulting from increased gasoline and oil prices.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include these costs in the Selling and Administrative Expenses line item in the Consolidated Statements of Operations. We include in our Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expense. Selling and Administrative Expenses, including amortization of leasehold purchases, were $1,051.9 million for the fiscal year ended June 3, 2006, compared with $957.8 million for the 12 month period ended May
28, 2005. The increase in Selling and Administrative Expenses was due primarily to expenditures related to the Merger Transaction of $14.6 million, an increase in the number of stores in operation during this fiscal year compared with fiscal 2005, increases in utility costs, advertising expenditures and employee benefits.  As a percentage of Net Sales, Selling and Administrative Expenses were 30.6% for the 12 month period ended June 3, 2006; excluding the $14.6 million in merger related costs, Selling and Administrative Expenses costs as a percentage of sales were 30.1%. For the 12 month period ended May 28, 2005, Selling and Administrative Expenses were 30.2% of sales.

Depreciation Expense. For the twelve month period ended June 3, 2006, depreciation expense amounted to $96.9 million compared with $89.9 million for the 12 month period ended May 28, 2005. This increase is attributable primarily to depreciation recognized on capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years and to depreciation related to the step up in basis of fixed assets resulting from the valuation of assets completed in connection with the Merger Transaction.

Interest Expense. Interest expense increased to $22.7 million from $7.3 million for the 12 months ended June 3, 2006 compared with the 12 months ended May 28, 2005. This increase in interest expense is primarily related to our ABL Credit Facility, our new secured term loan, our Senior Notes due 2014 and our new Senior Discount Notes which all relate to financing activities related to the Merger Transaction.

Income from Continuing Operations.  Income from continuing operations amounted to $67.2 million for the 12 month period ended June 3, 2006 compared with $106.0 million for the 12 month period ended May 28, 2005.

Discontinued Operations. There were no discontinued operations recorded in fiscal 2006. During fiscal 2005, we discontinued the operations of three stores and one partnership investment. During fiscal 2005, net sales for these stores amounted to $11.2 million. Gross margin amounted to $2.4 million for the same period and loss from discontinued operations amounted to $1.0 million for the 12 month period of fiscal 2005.

Stores Damaged by Hurricanes. As a result of the effects of Hurricane Katrina on August 29, 2005 and Hurricane Wilma on October 23, 2005, three of our stores (two in Louisiana and one in Florida) were damaged and closed. All merchandise inventories in these three stores, totaling $14.0 million at retail and approximately $7.6 million at cost, were destroyed. We were insured at the selling price of the inventory less a deductible and have been reimbursed in excess of the net book value of the merchandise inventory. All of our long-lived assets at these three stores, which had a net book value of approximately $3.8 million, were damaged or destroyed. We were insured at replacement cost for these assets, except for certain leasehold improvements. During fiscal 2006, we received partial payments on this claim of $12.4 million. During fiscal 2006, the Company recognized as income $1.0 million in insurance recoveries in excess of the book value of assets damaged.

Liquidity and Capital Resources

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our revolving credit facility. Our working capital needs follow a seasonal pattern, peaking in the second quarter of our fiscal year when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are opening of new stores and remodeling of existing stores, debt servicing, payment of operating expenses and providing for working capital, which principally represents the purchase of inventory.

 We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements, and planned capital expenditures for at least the next 12 months.

Cash Flow for the Twelve Months Ended June 2, 2007 Compared with Twelve Months Ended June 3, 2006

Net cash provided by continuing operations amounted to $96.0 million for fiscal 2007 which reflected a decrease of $282.1 million from $378.1 million of net cash provided by continuing operations for the comparative period of fiscal 2006. This decrease in net cash from continuing operations was due primarily to less cash being generated from the sale of short term investments than was generated in fiscal year 2006, and from a decrease in net income of $114.4 million.  The decrease in net income is primarily due to interest expenses and other Merger related expenses such as the payment of retention bonuses incurred during fiscal 2007.

Net cash (used in) investing activities decreased from $2.12 billion for fiscal 2006 to $52.6 million for fiscal 2007. This decrease was primarily attributable to acquisition costs related to the Merger recorded during fiscal 2006.

Net cash used in financing activities amounted to $67.9 million for fiscal 2007 compared with $1.75 billion of net cash provided by financing activities for fiscal 2006. This decrease is related to the net debt/equity proceeds related to the financing of the Merger Transaction received during fiscal 2006.

Working capital increased to $283.4 million at June 2, 2007 from $233.2 million at June 3, 2006.  This increase in working capital is primarily attributed to a decrease in accounts payable of  $62.5 million due to fewer purchases in May 2007 compared with May of 2006, offset in part by a $27.4 million increase in Assets Held for Disposal given the anticipated sale of certain fixed assets.

Twelve Months Ended June 3, 2006 Compared with Twelve Months Ended May 28, 2005

Net cash provided by continuing operations of $378.1 million for fiscal 2006 increased by $236.1 million from $142.0 million of net cash provided by continuing operations for the comparative period of fiscal 2005. This increase in net cash from continuing operations was due primarily to an increase in the sale of short term investments and to lower expenditures for inventory purchases during fiscal 2006 compared with fiscal 2005.

Net cash (used in) investing activities increased from $(98.5) million for fiscal 2005 to $(2,121.6) million for fiscal 2006. This increase was primarily attributable to acquisition costs related to the Merger.

Net cash provided by financing activities amounted to $1,753.9 million for fiscal 2006 compared with $25.4 million of net cash used in financing activities for fiscal 2005. This increase is related to the net debt/equity proceeds related to the financing of the Merger. Working capital decreased to $233.2 million at June 3, 2006 from $407.2 million at May 28, 2005. This decrease in working capital and the increase in net cash used in financing activities were due primarily to the prepayment of our $100 million senior notes in November 2005.

Debt

Our credit agreements and debt indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Our credit agreements and debt indentures also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreements, cross default provisions, the failure of representations and warranties contained in the credit agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities.

As of June 2, 2007, we were in compliance with our financial covenants relating to our debt.  As of June 2, 2007, we had: $159.0 million outstanding under the ABL Credit Facility and unused availability of $291.3 million.  We had $884 million outstanding under our term loan facility.  During fiscal 2007, the Company paid down $13 million of its outstanding obligations under the Term Loan, of which $4 million was an optional prepayment without penalty.  In addition, during fiscal 2007, the Company paid $53 million toward its outstanding obligations under the ABL Credit Facility.

Please refer to Note L. Long-Term Debt in the footnotes to the Company’s Consolidated Financial Statements for a description of all outstanding debt.

Capital Expenditures

    During fiscal 2007, we opened 19 new Burlington Coat Factory Warehouse department stores and relocated three stores to new locations within their trading areas.  We incurred $37.9 million, net of landlord allowances, in capital expenditures during fiscal 2007, including $20.7 million for store fixtures and improvements (which include expenses related to the re-opening of three stores closed due to Hurricane damage), $3.0 million for upgrades to our warehouse/distribution facilities and $14.2 million for information technology improvements and equipment expenditures.  For fiscal 2008, the Company estimates that it will spend approximately $61.1 million, net of landlord allowances, for store openings, improvements to warehouse/distribution facilities, information technology upgrades, and other capital expenditures.  Of the $61.1 million, approximately $28.8 million has been allocated for expenditures related to new stores, relocations and other store requirements; $19.7 million for information technology initiatives (including $6.2 million for a new warehouse management system); and $12.6 million for corporate office improvements and warehouse infrastructure upgrades (of which $9.7 million is for additional and replacement equipment for the New Jersey warehouse facilities).

We monitor the availability of desirable locations for our stores from such sources as dispositions by other retail chains and bankruptcy auctions. We may seek to acquire a number of such locations in one or more transactions. If we undertake such transactions, we may seek additional financing to fund acquisition and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores. There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, we will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that we decide to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

Dividends

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  Dividends equal to $100,080 were paid in fiscal 2007 to our Parent in order to repurchase capital stock of the Parent from a retiring manager.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our contractual obligations as of June 2, 2007 (in millions):

	Payments During Fiscal Years
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Long-Term Debt(1)	$1,453.1	$5.7	$20.6	$192.1	$1,234.7
Interest	743.2	116.6	258.8	240.5	127.3
Capital Lease Obligations(2)	54.0	2.5	5.1	5.3	41.1
Operating Leases	705.6	144.7	216.7	132.2	212.0
Purchase Obligations	635.5	626.0	9.0	0.5	---

Total	$3,591.4	$895.5	$510.2	$570.6	$1,615.1

_______________________________

(1)	Excludes interest on Long-Term Debt.
(2)	Capital Lease Obligations include future interest payments.

During fiscal 2007, we sold lease rights for three store locations that were operated by the Company.  In the event of default, the Company could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $9.6 million through the end of fiscal 2012, and which are not reflected in the table above. The scheduled future minimum rentals for these leases over the next five fiscal years and thereafter are $1.9 million, $1.9 million, $ 1.6 million, $1.4 million, and $2.8 million, respectively.  We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of June 2, 2007.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed store contingencies and litigation. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following represent the more critical estimates and assumptions used in the preparation of the condensed consolidated financial statements:

Intangible Assets and Purchase Accounting. As discussed above, the Merger was completed on April 13, 2006 and was financed by a combination of borrowings under our senior secured credit facilities, the issuance of the senior notes, the issuance of the Holdings Senior Discount Notes and the equity investment of affiliates of Bain Capital and management. The purchase price, including transaction costs was approximately $2.1 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include trade names, and net favorable lease positions. Goodwill represents the excess of cost over the fair value of net assets acquired. For the Merger, we obtained independent appraisals and valuations of the intangible (and certain tangible) assets acquired as well as for the equity. The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and our historical experience.

When circumstances change, or at least annually, we compare the carrying value of our intangible assets to their estimated fair value. If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some or all of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results.

Goodwill Impairment. Goodwill represents the excess of cost over the fair value of net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires periodic tests of the impairment of Goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Our annual goodwill impairment review is conducted during the last month of each fiscal year.  There were no impairment charges recorded on our $46.2 million carrying value of Goodwill for the fiscal year ended June 2, 2007.

Inventory. Our inventory is valued at the lower of cost or market using the retail average cost method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that our retail inventory method and application of the average cost method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. We also estimate the required markdown allowances. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While we make estimates on the basis of the best information available to us at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

Insurance. We have risk participation agreements with insurance carriers with respect to workers’ compensation, liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled can impact ultimate costs.  An increase in worker’s compensation claims by employees, health insurance claims by employees or liability claims will result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $33.7 million and $30.8 million at June 2, 2007 and June 3, 2006, respectively.

Reserves for Revenue Returns. We record reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required. Sales reserves amounted to $5.5 million and $1.9 million at June 2, 2007 and June 3, 2006.  This increase is due to the change in the Company’s return policy which starting in fiscal 2007 which provided for cash back returns in addition to store merchandise credit for returns.

Long-Lived Assets. We test for recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  In Fiscal 2007, we recorded $24.4 million in impairment charges related to long-lived assets and intangible assets at sixteen of our stores.  There were no impairment charges related to long-lived assets in Fiscal 2006.

Allowance for Doubtful Accounts. We maintain allowances for bad checks, miscellaneous receivables and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for known uncollectibles.

Estimates Related to Certain Employee Benefit Plans.  The Company has significant employee benefit expenses related to its discretionary, noncontributory profit-sharing plan for certain employees who meet age and service requirements and its match of employee contributions to the Company’s 401(k) plan.  The Company estimates its expenses related to these plans on a quarterly basis based on historical employee contribution rates, estimated eligible wages and estimated plan forfeitures.  In the period ended June 2, 2007, the Company decided not to make a contribution to the profit sharing plan for the plan year end December 31, 2006.  As a result, $9.4 million of previously recorded employee benefit costs were reversed and recorded in the year as an offset to selling and administrative costs.  An additional $0.8 million was recorded as an offset to selling and administrative costs related to the variance between estimated and actual plan forfeitures for calendar year 2006.

Income Taxes.  We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions.

U.S. federal and state tax authorities regularly audit our tax returns. We establish tax reserves when, despite our belief that our tax return positions are supportable, it is probable we may not succeed in defending our positions. We adjust these tax reserves, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax reserves, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax reserves reflect the probable outcome of known tax contingencies. Beginning in the first quarter of fiscal 2008, we will adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Any adjustments related to the adoption of FIN 48 will be reflected as an adjustment to retained earnings in fiscal 2008.

We record deferred tax assets and liabilities for any temporary differences between the tax reflected in our financial statements and tax presumed rates. We establish valuation allowances for our deferred tax assets when we believe it is more likely than not that the expected future taxable income or tax liabilities thereon will not support the use of a deduction or credit. For example, we would establish a valuation allowance for the tax benefit associated with a loss carryover in a tax jurisdiction if we did not expect to generate sufficient taxable income to utilize the loss carryover.

Recent Accounting Pronouncements

a.           In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 157 on its financial statements.

b.           In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How

Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations. No change in presentation is anticipated as a result of EITF 06-3.

c.           In September 2006, the SEC issued SAB No. 108, Considering Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financials. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company was required to adopt the provisions of SAB No. 108 in its first year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

d.           In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its consolidated financial statements.

e.           In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 on the first day of its fiscal year ended May 31, 2008.  Any adjustments related to the adoption of FIN48 will be reflected as an adjustment to retained earnings in fiscal 2008.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed under “Risk Factors.”

Seasonality

Our business is seasonal, with our highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, an average 51% of our net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, our sales are higher if the weather is cold during the fall and warm during the early spring.

Inflation

We do not believe that our operating results have been materially affected by inflation during the past year. Historically, we have been able to increase our selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.

Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our senior secured credit facilities will contain floating rate obligations and will be subject to interest rate fluctuations. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate cap agreements.

As previously described, the Company entered into two interest rate cap agreements effective as of May 30, 2006, to manage interest rate risks associated with its long-term debt obligations. Gains and losses associated with these contracts are accounted for as interest expense and are recorded under the caption “Interest Expense” on the Company’s Consolidated Statement of Operations. We continue to have exposure to interest rate risks to the extent they are not hedged.

Off-Balance Sheet Transactions

Other than operating leases consummated in the normal course of business, we do not have any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under BCFWC’s ABL Credit Facility and term loan which bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At June 2, 2007, we had $392.2 million principal amount of fixed-rate debt and $1,043.3 million of available floating-rate debt. Based on $1,043.3 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.4 million per year.

If a one point increase in interest rate were to occur over the next four quarters (excluding the interest rate cap), such an increase would result in the following additional interest expenses (assuming current borrowing level remain constant) (all amounts in thousands):

Floating Rate Debt (amounts in thousands)	Principal Outstanding at June 2, 2007	Additional Interest Expense Q1 2007	Additional Interest Expense Q2 2007	Additional Interest Expense Q3 2007	Additional Interest Expense Q4 2008
ABL Credit Facility	$159,000	$398	$398	$398	$398
Term Loan	884,250	2,211	2,211	2,211	2,205
Total	$1,043,250	$2,609	$2,609	$2,609	$2,603

BCFWC has two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% for our first billion of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then the maximum interest rate exposure for the Company would be $17.8 million assuming constant current borrowing levels of $1 billion.  Currently, the Company has unlimited interest rate risk related to its variable rate debt in excess of $1 billion.  At June 2, 2007, BCFWC’s borrowing rates related to its ABL Credit Facility averaged 7.16%.  At June 2, 2007, the borrowing rate related to its term loan was 7.61%.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

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

Item 8. INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets as of June 2, 2007 and June 3, 2006	30
Consolidated Statements of Operations for the year ended June 2, 2007, the periods from April 13, 2006 to June 3, 2006, May 29, 2005 to April 12, 2006 and the year ended May 28, 2005	31
Consolidated Statements of Cash Flows for the year ended June 2, 2007, the periods from April 13, 2006 to June 3, 2006, May 29, 2005 to April 12, 2006 and the year ended May 28, 2005	32
Consolidated Statements of Stockholders’ Equity for the year ended June 2, 2007, the periods from April 13, 2006 to June 3, 2006, May 29, 2005 to April 12, 2006 and the year ended May 28, 2005	34
Notes to Consolidated Financial Statements for the year ended June 2, 2007, the periods from April 13, 2006 to June 3, 2006, May 29, 2005 to April 12, 2006 and the year ended May 28, 2005	36

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Burlington Coat Factory Investments Holdings, Inc.
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries as of June 2, 2007 and June 3, 2006 (the “Successor”) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 2, 2007 and for the period from April 13, 2006 to June 3, 2006.  We have also audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the period from May 29, 2005 to April 12, 2006 and for the year ended May 28, 2005 of Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries (the “Predecessor”).  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of Burlington Coat Factory Investments Holdings, Inc.’s (the “Company’s”) management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor’s consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 2, 2007 and June 3, 2006, and the results of its operations, stockholders’ equity, and its cash flows for the year ended June 2, 2007 and for the period from April 13, 2006 to June 3, 2006, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor’s consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from May 29, 2005 to April 12, 2006 and for the year ended May 28, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 30, 2007

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(All amounts in thousands, except share data)

	June 2, 2007	June 3, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$33,878	$58,376
Restricted Cash and Cash Equivalents	2,753	13,816
Investments	—	591
Accounts Receivable (Net of Allowances for Doubtful Accounts of $969 in 2007; $199 in 2006	30,590	42,083
Merchandise Inventories	710,571	708,185
Deferred Tax Assets	35,143	27,916
Prepaid and Other Current Assets	34,257	30,786
Prepaid Income Taxes	1,109	-
Assets Held for Disposal	35,073	7,661

Total Current Assets	883,374	889,414

Property and Equipment—Net of Accumulated Depreciation	948,334	1,042,398
Tradename	526,300	526,300
Favorable Leases—Net of Accumulated Amortization	574,879	626,676
Goodwill	46,219	58,985
Other Assets	57,415	69,727

Total Assets	$3,036,521	$3,213,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$395,375	$457,855
Income Taxes Payable	-	6,274
Other Current Liabilities	198,627	181,760
Current Maturities of Long Term Debt	5,974	10,360

Total Current Liabilities	599,976	656,249

Long Term Debt	1,456,330	1,508,119
Other Liabilities	48,447	21,974
Deferred Tax Liability	551,298	607,646
Commitments and Contingencies (See Footnote S)
Stockholders’ Equity:
Common Stock, Par Value $0.01; Authorized 1,000 shares; 1,000 issued and outstanding at June 2, 2007 and June 3, 2006	—	—
Capital in Excess of Par Value	454,935	446,678
Accumulated Deficit	(74,465)	(27,166)
Total Stockholders’ Equity	380,470	419,512
Total Liabilities and Stockholders’ Equity	$3,036,521	$3,213,500

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(All amounts in thousands)

	(Successor)		(Predecessor)
	Year Ended June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006	Year Ended May 28, 2005
REVENUES:
Net Sales	$3,403,407	$421,180	$3,017,633	$3,171,242
Other Revenue	38,238	4,066	27,675	28,598

	3,441,645	425,246	3,045,308	3,199,840

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	2,125,160	266,465	1,916,798	1,987,159
Selling and Administrative Expenses	1,062,468	154,691	897,231	957,759
Depreciation	130,398	18,097	78,804	88,995
Amortization	43,689	9,758	494	98
Impairment Charges	24,421	—	—	863
Interest Expense	134,313	18,093	4,609	7,334
Other Income, Net	(6,180)	(4,876)	(3,572)	(14,619)

	3,514,269	462,228	2,894,364	3,027,589

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Tax	(72,624)	(36,982)	150,944	172,251
Provision for (Benefit from) Income Tax	(25,425)	(9,816)	56,605	66,204

Income (Loss) from Continuing Operations	(47,199)	(27,166)	94,339	106,047
Loss From Discontinued Operations, Net of Tax Benefit of $112 in 2005	—	—	—	(1,014)

Net Income (Loss)	(47,199)	(27,166)	94,339	105,033
Net Unrealized Gain (Loss) on Investments, Net of tax	—	—	(4)	2

Total Comprehensive Income (Loss)	$(47,199)	(27,166)	$94,335	$105,035

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(All amounts in thousands)

	(Successor)		(Predecessor)
	Year Ended June 2, 2007	April 13 to June 3, 2006	May 29, 2005 to April 12, 2006	Year Ended May 28, 2005
OPERATING ACTIVITIES
Net Income (Loss)	$(47,199)	$(27,166)	$94,339	$105,033
Net Loss from Discontinued Operations	—	—	—	1,014

Net Income (Loss) from Continuing Operations	(47,199)	(27,166)	94,339	106,047
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	130,398	18,097	78,804	88,995
Amortization	43,689	9,758	494	98
Impairment Charges	24,421	—	—	863
Accretion	11,948	—	—	—
Interest Rate Cap Contract-Adjustment to Market	1,971	—	—	—
Provision for Losses on Accounts Receivable	2,826	374	3,479	7,501
Provision for Deferred Income Taxes	(61,834)	(11,305)	(11,328)	(5,503)
Loss (Gain) on Disposition of Fixed Assets and Leaseholds	3,637	1	2,742	(750)
Unrealized Loss on Investments	—	—	—	108
Stock Option Expense and Deferred Compensation Amortization	7,957	847	—	—
Non-Cash Rent Expense and Other	10,185	2,537	1,438	3,355
Changes in Assets and Liabilities
Investments	591	183	133,890	33,702
Accounts Receivable	(4,258)	(2,296)	2,059	(8,540)
Merchandise Inventories	(2,386)	48,971	(36,274)	(98,344)
Prepaid and Other Current Assets	910	9,154	(8,098)	(1,725)
Accounts Payable	(62,480)	(62,176)	116,189	26,556
Accrued and Other Current Liabilities	3,683	(39,759)	50,193	(8,687)
Deferred Rent Incentives	31,957	(113)	3,052	(1,652)

Net Cash Provided by (Used in) Continuing Operations	96,016	(52,893)	430,979	142,024
Net Cash Provided by Discontinued Operations	—	—	—	67

Net Cash Provided by (Used in) Operating Activities	96,016	(52,893)	430,979	142,091

INVESTING ACTIVITIES
Acquisition Costs	—	(2,055,747)	—	—
Cash Paid for Property and Equipment	(69,188)	(6,275)	(68,923)	(93,115)
Change in Restricted Cash and Cash Equivalents	11,063	6	1,135	(5,653)
Proceeds from Insurance Recoveries	—	—	3,822	—
Proceeds From Sale of Fixed Assets and Leaseholds	4,669	4,337	697	4,507
Proceeds From Sale of Partnership Interest	850	—	—	—
Lease Acquisition Costs	—	—	(635)	(4,225)
Issuance of Notes Receivable	—	(9)	(55)	(58)
Receipts Against Long Term Notes Receivable	(67)	—	—	35

Other	82	19	39	16
Net Cash Used in Investing Activities—Continuing Operations	(52,591)	(2,057,669)	(63,920)	(98,493)
Net Cash Used in Investing Activities—Discontinuing Operations	—	—	—	(78)

Net Cash Used in Investing Activities	(52,591)	(2,057,669)	(63,920)	(98,571)

FINANCING ACTIVITIES
Proceeds from Long Term Debt- Term Debt	—	—	470	—
Proceeds from Long Term Debt—Term Loan	—	900,000	—	—
Proceeds from Long Term Debt - Senior Discount Notes	—	75,000	—	—
Proceeds from Long Term Debt—Senior Notes	—	299,114	—	—
Proceeds from Long Term Debt—ABL Line of Credit	649,655	428,000	—	—
Principal Payments on Long Term Debt	(1,384)	(46)	(101,167)	(1,048)
Principal Payments on Long Term Debt—Term Loan	(13,500)	(2,250)	—	—
Principal Payments on Long Term Debt—ABL Line of Credit	(702,894)	(215,761)	—	—
Equity Investment	300	—	—	—
Proceeds from Issuance of Common Stock	—	445,830	—	—
Purchase of Interest Rate Cap Contract	—	(2,500)	—	—
Treasury Stock Transactions	—	—	—	1,083
Issuance of Common Stock Upon Exercise of Stock Options	—	—	425	1,364
Debt Issuance Costs	—	(71,398)	—	—
Payment of Dividends	(100)	—	(1,791)	(26,783)

Net Cash Provided by (Used in) Financing Activities	(67,923)	1,855,989	(102,063)	(25,384)

Increase (Decrease) in Cash and Cash Equivalents	(24,498)	(254,573)	264,996	18,136
Cash and Cash Equivalents at Beginning of Period	58,376	312,949	47,953	29,817

Cash and Cash Equivalents at End of Period	$33,878	$58,376	$312,949	$47,953

Supplemental Disclosure of Cash Flow Information
Interest Paid	$124,631	$6,223	$5,538	$9,363

Income Taxes Paid	$38,389	$26,814	$43,351	$86,498

Accruals Related to Purchases of Property and Equipment	$4,175	$(987)	$(1,506)	$(805)

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, except share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Note Receivable From Options Exercised	Treasury Stock	Total
Predecessor:
Balance at May 29, 2004	$49,809	$23,016	$831,926	$2	$(63)	$(59,258)	$845,432
Comprehensive Income:
Net Income			105,033				105,033
Net Unrealized Loss on Non-current
Marketable Securities, Net of Taxes				2			2
Total Comprehensive Income:							105,035
Stock Options Exercised	89	1,275					1,364
Repayment of Note receivable from Options Exercised					22		22
Treasury Stock Transactions		485				598	1,083
Dividend			(26,783)				(26,783)

Balance at May 28, 2005	49,898	24,776	910,176	4	(41)	(58,660)	926,153
Comprehensive Income:
Net Income			94,339				94,339
Net Unrealized Loss on Non-current
Marketable Securities, Net of Taxes				(4)			(4)

Total Comprehensive Income:							94,335
Stock Options Exercised	3	422					425
Repayment of Note receivable from Options Exercised					41		41
Dividend			(1,791)				(1,791)
Balance at April 12, 2006	$49,901	$25,198	$1,002,724	$—	$—	$(58,660)	$1,019,163

Successor:	Common Stock		Capital in Excess of Par Value	Accumulated (Deficit)		Total
Balance at April 13, 2006	$		$445,830	$		$445,830
Net Loss					(27,166	(27,166)
Deferred Compensation—Amortization			848			848
Balance at June 3, 2006			446,678		(27,166)	419,512
Net Loss					(47,199)	(47,199)
Stock Option Expense			2,855			2,855
Deferred Compensation-Amortization			5,102			5,102
Equity Investment			300			300
Dividend ($10,000 per share)					(100)	(100)
Balance at June 2, 2007		$—	$454,935		$(74,465)	$380,470

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

1. Business

Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the “Company” or “Holdings”) operate stores, in 44 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. As of June 2, 2007, the Company operates stores under the names “Burlington Coat Factory” (three hundred fifty-nine stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (seventeen stores), and “Super Baby Depot” (one store). Cohoes Fashions offers products similar to that of Burlington Coat Factory.  MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot store offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During fiscal 2007, the Company opened nineteen Burlington Coat Factory stores.  Two stores previously operated as Cohoes Fashions stores were converted to Burlington Coat Factory stores and three existing Burlington Coat Factory stores were relocated to new sites within their existing selling markets.  In addition, the Company reopened all stores which were closed due to Hurricane Katrina and Wilma damage.  During the fiscal year, three Burlington Coat Factory stores, three Cohoes Fashions stores, one MJM Designer Shoes store and one Super Baby Depot store were closed.

2. Basis of Presentation

The consolidated financial statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries (“Company” or “Holdings”). Burlington Coat Factory Investments Holdings, Inc. has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of the Company.  Except as expressly indicated or unless the context otherwise requires, as used herein the “Company”, “we”, “us”, or “our” means Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries.

Although BCFWC continued as the same legal entity after the Merger Transaction (described below in Note 3), the accompanying consolidated statements of operations and cash flows are presented for the Predecessor and Successor periods, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. We refer to the operations of BCFWC and subsidiaries for both the Predecessor and Successor periods.

3. Merger Transaction

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

•
BCFWC (1) entered into an $800 million secured ABL Credit Facility, of which $225 million was drawn at closing, (2) entered into a $900 million secured term loan agreement, all of which was drawn at closing, (3) issued $305 million face amount 11 1/8% Senior Notes due 2014 at a discount of which all the $299 million proceeds were used to finance the Merger Transactions and (4) received a cash contribution from Holdings of $75 million from an issuance of $99.3 million 14 1/2% Senior Discount Notes due 2014, all of which was also used to finance the Merger Transaction.

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

In connection with the Merger Transaction, effective as of April 13, 2006, the Certificate of Incorporation of BCFWC Mergersub, Inc. became BCFWC’s Certificate of Incorporation which resulted in the following changes to BCFWC’s authorized capital stock from 5,000,000 preferred shares, par value $1.00 per share, and 100,000,000 common shares, par value $1.00 per share to 1,000 preferred shares, par value $0.01 per share, and 10,000 common shares, par value $1.00 per share, authorized shares of capital stock. As of June 2, 2007, 1,000 shares of BCFWC common stock were held by Holdings and all 1,000 shares of Holdings were held by Parent.

4. Principles of Consolidation

The consolidated financial statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest. All subsidiaries are wholly owned except one, of which we own seventy-five percent. The investment is consolidated, net of its minority interest. All significant intercompany accounts and transactions have been eliminated.
Holdings was incorporated in the State of Delaware on April 10, 2006. Holdings’ Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Parent is the only holder of record of this stock.

5.  Use of Estimates

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Certain amounts included in the consolidated financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances.  While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates.

6.  Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase.

7. Inventories

Merchandise inventories as of June 2, 2007 and June 3, 2006 are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses", "Depreciation” and “Amortization” in the Company's Consolidated Statement of Operations. Warehousing and purchasing costs included in “Selling and Administrative Expenses” amounted to $57.7 million, $7.5 million, $45.4 million and $47.5 million for the fiscal year ended June 2, 2007, the fiscal period from April 13, 2006 to June 3, 2006, the fiscal period from May 29, 2005 to April 12, 2006, and the fiscal year ended May 28, 2005, respectively. Depreciation related to the warehousing and purchasing functions amounted to $10.4 million, $0.1 million, $7.8 million, and $8.8 million, for the fiscal year ended June 2, 2007, the fiscal period from April 13, 2006 to June 3, 2006, the fiscal period from May 29, 2005 to April 12, 2006, and the fiscal year ended May 28, 2005, respectively.  Also included in “Selling and Administrative Expenses” are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

8. Investments

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

9. Assets Held for Disposal

Assets Held for Disposal represents assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed as “Assets Held for Disposal” are comprised of buildings related to store operations and store leases held by the Company.

10.  Property & Equipment

Property and equipment are recorded at cost, and depreciation is computed using the straight line method over the estimated useful lives of the assets.  The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment.  Leasehold improvements are depreciated over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less.  Repairs and maintenance expenditures are charged to expense as incurred.  Renewals and betterments, which significantly extend the useful lives of existing property and equipments, are capitalized.  Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term.  Amortization of assets recorded as capital leases is included in “Depreciation” in the Company’s Consolidated Statements of Operations.

The carrying value of all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS No.144, “Accounting for the Impairment of Disposal of Long Lived  Assets.”  An impairment charge is recorded when an asset’s carrying value exceeds its fair value.

11. Intangible Assets

The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s intangible assets primarily represent a tradename and net favorable lease positions. The tradename asset, the trademark Burlington Coat Factory, is expected to generate cash flows indefinitely and does not have an estimable or finite useful life; and therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions are included in “Amortization” in the Company’s  Consolidated Statement of Operations.

The Company tests identifiable intangible assets with an indefinite life for impairment at a minimum on an annual basis, relying on a number of factors, including operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.  The Company tested these assets for impairment during the last month of fiscal 2007.  Based upon the Company’s review, impairment charges were not required.

Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets as described in Note A 27. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

12. Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable assets acquired less liabilities assumed. Other identifiable intangible assets include tradenames and net favorable leases. SFAS No. 142 replaces the amortization of goodwill and indefinite-lived intangible assets with periodic tests for the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit.  If the carrying value exceeds the fair value, we would calculate the implied fair value of our reporting unit goodwill as compared to the carrying value of our reporting unit goodwill to determine the appropriate impairment charge.  We estimate the fair value of our reporting unit using widely accepted valuation techniques such as comparable transactions and market multiple analyses.  These techniques use a variety of assumptions to include projected market conditions, discount rates and future cash flows.  Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future.  The Company’s annual impairment test was conducted during the last month of fiscal 2007 and no impairment was recorded as result of these tests.

13. Other Assets

Other assets consist primarily of deferred financing fees, notes receivable and the net accumulation of excess rent income, accounted for on a straight-line basis, over actual rental income receipts.  Deferred financing fees are amortized over the life of the related debt facility.  Amortization of deferred financing fees is recorded in the line item “Amortization” in the Company’s  Consolidated Statement of Operations.

14. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift cards, accrued payroll costs, accrued insurance costs ($33.7 million and $30.8 million as of June 2, 2007 and June 3, 2006, respectively), accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.

15. Other Liabilities

Other liabilities primarily consist of deferred lease incentives and the net accumulation of excess straight-line rent expense over actual rental payments. Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.  Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statement of Operations.

16.  Common Stock

Burlington Coat Factory Investments Holdings, Inc. has 1,000 shares of common stock issued and outstanding, which are all owned by Burlington Coat Factory Holdings, Inc.  Burlington Coat Factory Holdings, Inc., the parent company of Burlington Coat Factory Investments Holdings, Inc., has authorized 49,700,000 shares of Class A common stock, par value $0.001 and 5,550,000 shares of Class L common stock, par value $0.001.  Burlington Coat Factory Holdings, Inc. has outstanding as of June 2, 2007:    45,198,117 shares of Class A common stock and 5,022,013 shares of Class L common stock.  As of June 3, 2006, shares outstanding were 45,178,119 shares of Class A common stock and 5,019,791 shares of Class L common stock.

17.  Store Opening Expense

Expenses related to new store openings are charged to operations in the period incurred.

18. Income Taxes

    The company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred income taxes for 2007 and 2006 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

19. Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised and rescinded by SAB No. 104, Revenue Recognition. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.  Gift cards are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption. Except where prohibited by law, after 12 months of non-use, a monthly maintenance fee is deducted from the remaining balance of the gift card and is recorded as other revenue.  The Company presents sales, net of sales taxes, in its Consolidated Statement of Operations.

20.  Other Income (Loss), Net

Other Income (Loss), Net, consists of investment income gains (losses), net losses from disposition of fixed assets ($3.6 million, $2.7 million and $0.8 million for the fiscal year ended June 2, 2007, the period from May 29, 2005 to April 12, 2006, and the fiscal year ended May 28, 2005) and other miscellaneous income items.  There was a one thousand dollar net loss on disposition of fixed assets for the period from April 13, 2006 to June 3, 2006.

21.  Comprehensive Income

The Company presents comprehensive income (loss) as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the fiscal year ended June 2, 2007, the period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 13, 2006 and the fiscal year ended May 28, 2005, comprehensive income (loss) consisted of net income (loss).

 22. Other Revenue

Other Revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration and other service charges and other miscellaneous items. Layaway, alteration and other service fees amounted to $16.1 million, $0.9 million, $7.8 million and $8.4 million for the fiscal year ended June 2, 2007, the period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006 and the fiscal year ended May 28, 2005, respectively.  Rental income from leased departments amounted to $9.9 million, $1.4 million, $9.7 million and $9.2 million for the fiscal year ended June 2, 2007, the period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006 and the fiscal year ended May 28, 2005, respectively. Subleased rental income and other miscellaneous revenue items amounted to $12.2 million, $1.8 million, $10.2 million and $11.0 million  for the fiscal year ended June 2, 2007, April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006 and the fiscal year ended May 28, 2005.

23. Vendor Rebates and Allowances

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

Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Reimbursements of expenses amounted to $0.9 million, $0.1 million, $0.8 million and $1.0 million for the fiscal year ended June 2, 2007, the period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006, and for the fiscal year ended May 28, 2005, respectively.

24.  Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $12.5 million, $4.1 million, $0.3 million and $4.2 million relating to these costs during the fiscal year ended June 2, 2007, the period from May 29, 2005 to April
12, 2006, the period from April 13, 2006 to June 3, 2006, and for the fiscal year ended May 28, 2005, respectively.

As part of the Merger Transaction, the Company recorded $42.0 million for internally developed software.

Purchased and internally developed software is amortized on a straight line basis over a three-year life.  The net carrying value of software is included in the line item “Property and Equipment” on the Company’s Consolidated Balance Sheets and software amortization is included in the line item “Depreciation” on the Company’s Consolidated Statement of Operations

25.   Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the “Plan”). The Plan provides for the granting of service-based and performance-based stock options and restricted stock to executive officers and other key employees of the Company and its subsidiaries. Pursuant to the Plan, employees are granted options to purchase “units” of common stock in the Parent. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. The options are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock. There are 511,122 units reserved under the Plan consisting of 4,600,098 shares of Class A common stock of Parent and 511,122 shares of Class L common stock of Parent.

The units were granted in three tranches with exercise prices as follows: Tranche 1: $90 per unit; Tranche 2: $180 per Unit; and Tranche 3: $270 per unit. The service-based awards cliff vest 40% on the second anniversary of the award with the remaining ratably over the subsequent three years. All options become exercisable upon a change of control and unless determined otherwise by the plan administrator. Upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

As of June 2, 2007, the Parent granted 422,000 options to purchase units.  All options granted to date are service-based awards. On June 4, 2006, we adopted SFAS No. 123R (Revised 2004), “Share-Based Payment,” using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. For the fiscal year ended June 2, 2007, we recognized non-cash stock compensation expense of $2.9 million, which is included in the line item “Selling and Administrative Expense” on our Company’s Consolidated Statements of Operations. The adoption of SFAS 123R had no impact on our cash flow from operations or financing activities. The Company made an election to use the simplified method of calculating the adoption date APIC Pool.  At June 2, 2007, there is approximately $11.1 million of unearned non-cash stock-based compensation that we expect to recognize as expense over the next 3.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years.  As of June 2, 2007, ninety-five percent of outstanding units are expected to vest.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Average Exercise Price Per Unit
Options Outstanding June 3, 2006	347,500	$180.00

Options Issued	74,500	$180.00

Options Forfeited	(55,000)	$180.00

Options Cancelled

Options Exercised

Options Outstanding June 2, 2007	367,000	$180.00

The following table summarizes information about the stock options outstanding under Parent’s 2006 Plan as of June 2, 2007:

Stock Option Units Outstanding				Option Units Exercisable
	Range of Exercise Prices	Number Outstanding At June 2, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable June 2, 2007
Tranche 1	$90	122,333	8.9 years	$90	0
Tranche 2	$180	122,333	8.9 years	$180	0
Tranche 3	$270	122,334	8.9 years	$270	0
		367,000			0

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

 Pre-Transaction Stock-Based Compensation Accounting

Prior to the closing of the Merger transaction, BCFWC applied Accounting Principles Board (“APB”) No. 25 in accounting for its stock option awards. Accordingly, compensation expense has not been recorded for the fiscal period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2005 and the fiscal year ended May 28, 2005 for the stock options for which the exercise period of the options was equal to or greater then the fair market value of the options at the grant date. The following table illustrates the effect had the Company applied the fair value recognition provisions of SFAS No. 123 (in thousands):

	-Successor-	-----------Predecessor---------
	Period from 4/13/06 to 6/3/06	Period from 5/29/05 to 4/12/06	Year Ended 5/28/05
Net income (loss) as reported	$(27,166)	$94,339	$105,033
Expense under fair value method, net of tax effect	(297)	(567)	(252)
Pro forma net income (loss)	$(27,463)	$93,772	$104,781

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

26.  Non-Vested Stock

At their option , in lieu of receiving an all cash retention bonus, members of management collectively received $5.9 million in shares of non-vested stock (66,122 units) in the form of common stock of the Parent.  These shares vested on April 13, 2007.  No shares were granted or forfeited during the year.  Non-vested stock compensation was amortized over a one year vesting period and amounted to $5.1 million and $ 0.8 million for the fiscal year ended June 2, 2007 and for the period from April 13, 2006 to June 3, 2006.  Compensation expense related to non-vested stock is recorded by the Company as additional paid-in-capital.

27. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

28. Discontinued Operations

The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed, where sales by another store will not absorb a significant amount of the closed store's sales, are included in the Company's calculation of discontinued operations. There were no discontinued operations recorded during the fiscal year ended June 2, 2007, for the period from May 29, 2005 to April 12, 2006 or for the period from April 13, 2006 to June 3, 2006.

In accordance with SFAS No. 144, during fiscal 2005, the Company’s discontinued operations reflect the operating results for three stores and the Company’s seventy-five percent investment closed during fiscal 2005. The following table summarizes the operating results of discontinued operations.

Predecessor Year Ended
May 28, 2005
(all amounts in thousands)
Revenues	$11,301
Gross Margin	2,377
Selling and Administrative Expenses	3,990
Depreciation	289
Loss from Discontinued Operations Before Income Tax Benefit	(1,127)
Loss from Discontinued Operations, Net of Tax Benefit	$(1,014)

29. Advertising Costs

The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred.  Net advertising expenses, included in Selling and Administrative Expenses on the Company's Consolidated Statements of Operations, for the fiscal year ended June 2, 2007, the period from April 13, 2006 to June 3, 2006, the period and from May 29, 2005 to April 12, 2006, and fiscal year ended May 28, 2005 were $72.3 million, $9.4 million, $64.2 million, and $64.0 million, respectively.  Vendor rebates netted against advertising expenses were $0.6 million, $1.1 million, ($0.1 million), and $0.8 million, for the fiscal year ended June 2, 2007, for the period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006, and the fiscal year ended May 28, 2005, respectively.  The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products.  Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.

30. Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations.  We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases” and subsequent amendments, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  Assets held under capital leases are included in property and equipment.  For leases classified as operating, the Company calculates rent expense on a straight line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

31. Derivatives and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet, measured at estimated fair value and the recognition of any unrealized gains and losses.

The Company entered into two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations. These agreements are classified as “Intangible Assets” within our Consolidated Balance Sheets. Each agreement became effective on May 12, 2006. One interest rate cap agreement has a notional principal amount of $300,000,000 with a cap rate of seven percent, and terminates on May 31, 2011. The other agreement has a notional principal amount of $700,000,000 with a cap rate of seven percent, and terminates on May 29, 2009. We do not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with these contracts are classified as “Interest Expense” on the Company’s Consolidated Statements of Operations.  The fair market value of the interest rate contracts at June 2, 2007 and June 3, 2006 amounted to $0.3 and $2.3 million, respectively.

32. Credit Risk

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

33. Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the classifications used in the 2007 consolidated financial statements. Impairment charges previously recorded in the line item “Depreciation” have been reclassified and included in the line item “Impairment Charges.”  Prepaid rent related balances previously recorded in the line item “Accounts Payable” have been reclassified and included in the line item “Prepaid and Other Current Assets” on the Company’s Consolidated Balance Sheets.

34. Recent Accounting Pronouncements

a.           In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS No. 157 on its financial statements.

b.           In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. EITF Issue 06-3 is effective for all financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations. No change in presentation is anticipated as a result of EITF 06-3.

c.           In September 2006, the SEC issued SAB No. 108, Considering Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financials. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year financial statement misstatements for the purpose of a materiality assessment. The Company was required to adopt the provisions of SAB No. 108 in its first year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

d.           In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-

including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its consolidated financial statements.

 e.           In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 on the first day of its fiscal year ended May 31, 2008.  The Company is in the process of assessing the impact of the adoption of FIN 48 on its consolidated financial statements

B.           Acquisitions

As described in Note 2, on April 13, 2006, affiliates of Bain Capital Partners, LLC purchased all of the outstanding capital stock of BCFWC from its existing stockholders for an aggregate purchase price of approximately $2.1 billion.  The aggregate cost together with the costs and fees necessary to consummate the transaction were financed by equity contributions of $445.8 million, borrowings from an $800 million ABL Credit Facility, of which $225 million was drawn at the closing of the Merger Transaction, borrowings from a $900 million secured term loan agreement, issuance of $305 million of Senior Notes, of which $299 million of proceeds was used in the financing of the Merger Transaction, a cash contribution from Holdings of $75 million from an issuance of $99.3 million Senior Discount Notes and from BCFWC’s available cash.

The acquisition of the Company has been accounted for in accordance with SFAS No. 141, Business Combinations.  The purchase price was allocated to the assets acquired and liabilities assumed based on the estimates of their respective values at the date of acquisition.

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

In order to determine the step-up in basis for our assets, we applied either the cost approach or market approach, as management determined appropriate under the advisement of third party valuators. Under the cost approach the step-up in basis is determined by the current cost of replacement less estimated applicable depreciation. Under the market approach, the step-up is determined by the market value of comparable assets less applicable depreciation.

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed at the date of acquisition after revisions to estimated allocations had been made.

April 13, 2006 (in thousands)
Total acquisition consideration:
Cash paid upon acquisition	$2,050,918
Liabilities assumed	769,251
Acquisition related costs	4,849
2,825,018
Less: book value of net assets acquired	1,785,818

$1,039,200

Fair value adjustment for property, plant and equipment	$421,675
Tradenames	526,300
Net favorable lease positions	637,112
Internally developed software	42,000
Deferred taxes related to valuations	(634,106)
Goodwill	46,219

$1,039,200

The following table reflects the pro forma revenue and net income for the periods presented as though the acquisition and related transactions had taken place at the beginning of each period (amounts in thousands):

	Year Ended June 3, 2006	Year Ended May 28, 2005
Revenue	$3,470,554	$3,199,840

Net Loss	$(67,780)	$(22,922)

C.           Restricted Cash and Cash Equivalents

At June 2, 2007, restricted cash and cash equivalents consisted of $0.4 million pledged as collateral for certain insurance contracts and $2.4 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  At June 3, 2006, restricted cash and cash equivalents consisted of $11.4 million pledged as collateral for certain insurance contracts, for which the related liability is classified in the “Other Current Liabilities” line item in the Company’s Consolidated Balance Sheets, and $2.4 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  During fiscal 2007, the Company replaced approximately $11.0 million of restricted cash with letters of credit agreements as collateral for the insurance contracts.

D.           Investments

Investments consist of (in thousands):

	June 3, 2006
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Equity Investments	$431	$160	$591

During fiscal 2007, the Company sold equity investments for $0.7 million for a realized gain of $0.1 million.  The gain on sale of investments is included in the line item “Other Income, Net” on the Company’s Consolidated Statement of Operations.

E.           Assets Held for Disposal

Assets held for disposal are valued at their fair value as follows (in thousands):

	June 2, 2007	June 3, 2006

Fixed Assets	$32,320	$6,035
Favorable Leases	2,753	1,626
	$35,073	$7,661

A loss of $0.8 million was recorded during the fiscal year ended June 2, 2007, related to the write-down of certain of these assets to their fair value.  This loss was recorded under the caption “Impairment Charges” in the Company’s Consolidated Statements of Operation.

F.           Property and Equipment

Property and equipment consist of (in thousands):

	Successor
	June 2, 2007
	Owned	Capital Leases	Total
Land	$163,595	-	$163,595
Buildings	307,424	$36,191	343,615
Store Fixtures and Equipment	298,976	-	298,976
Leasehold Improvements	323,226	-	323,226
Construction in Progress	4,642	-	4,642

	1,097,863	36,191	1,134,054
Less Accumulated Depreciation	(151,587)	(1,813)	(153,400)
	$946,276	$34,378	980,654
Less Assets Held for Disposal			(32,320)
Total			$948,334

	Successor
	June 3, 2006
	Owned	Capital Leases	Total
Land	$182,830	-	$182,830
Buildings	276,751	$36,409	313,160
Store Fixtures and Equipment	262,820	-	262,820
Leasehold Improvements	304,610	-	304,610
Construction in Progress	1,283	-	1,283
	1,028,294	36,409	1,064,703

Less Accumulated Depreciation	(16,159)	(111)	(16,270)
	$1,012,135	$36,298	1,048,433
Assets Held for Disposal			(6,035)
Total			$1,042,398

For the fiscal year ended June 2, 2007, the Company recorded impairment charges related to Property and Equipment of $8.0 million.  There were no impairment charges in fiscal 2006.  Impairment charges of $0.9 million were recorded for the fiscal year ended May 29, 2005.

Internally developed software is being amortized on a straight line basis over three years and is being recorded in the line item “Depreciation” on the Company’s Consolidated Statements of Operations.  Amortization of internally developed software amounted to $14.0 million and $1.9 million for the fiscal year ended June 2, 2007 and for the period from April 13, 2006 through June 3, 2006, respectively.

G.           Intangible Assets

Intangible assets, at June 2, 2007, consisted primarily of a tradename and net favorable leases positions.  Net favorable leases are amortized over their expected lease term.

Intangible assets as of June 2, 2007 and June 3, 2006 are as follows (in thousands):

	June 2, 2007			June 3, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradename	$526,300	$—	$526,300	$526,300	$—	$526,300

Favorable Leases	$631,149	$(53,517)	577,632	$631,149	$(4,473)	$626,676

Less: Favorable Leases Classified as Assets Held for Disposal			(2,753)
Net Favorable Leases			$574,879

Amortization expense related to net favorable leases amounted to $33.4 million and $4.5 million for the fiscal year ended June 2, 2007 and for the period from April 13, 2006 to June 3, 2006, respectively.  Amortization expense of net favorable leases for each of the next five fiscal years is estimated to be as follows: fiscal 2008 - $32.6 million; fiscal 2009 - $32.6 million; fiscal 2010 - $32.6 million; fiscal 2011 - $32.6 million; and fiscal 2012 - $32.3 million.

For the fiscal year ended June 2, 2007, impairment charges of $15.6 million were recorded in connection with impairment of net favorable lease positions of  twelve stores.

H.	Goodwill

Goodwill amounted to $59.0 million as of June 3, 2006, based upon the Company’s preliminary valuation performed as part of the Company’s purchase accounting at April 12, 2006.  Final purchase accounting valuations were concluded during fiscal 2007.
As a result, the Company recorded a reduction to goodwill of $12.8 million in connection with the final valuation of fixed assets,    deferred income taxes, and the impact of the tax benefit associated with the exercise by employees of non-qualified stock options.

SFAS No. 142 requires an impairment test be performed at least annually on the carrying value of goodwill.  The Company performed its review for goodwill impairment during the fourth quarter of fiscal 2007.  No impairment charge was deemed necessary.

I.	Accounts Payable

Accounts payable consist of (in thousands):

	Successor
	June 2, 2007	June 3, 2006
Accounts Payable-Trade	$343,070	$403,097
Other	52,305	54,758

Total	$395,375	$457,855

J.           Store Exit Costs

The Company establishes reserves covering future lease obligations of closed stores.  These reserves are included in the line item “Other Liabilities” and “Other Current Liabilities” in the Company’s Consolidated Balance Sheets and are recorded under the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statement of Operations.  Reserves at June 2, 2007 and June 3, 2006 consisted of (in thousands):

Fiscal Year Reserve Established	Balance at June 3, 2006	Additions	Payments	Balance at June 2, 2007

2005	$377	—	$(136)	$241
2006	494	—	(494)	—
2007	—	1,357	(279)	1,078
	$871	$1,357	$(909)	$1,319

 The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments for the costs over the next three years are as follows: fiscal 2008 - $0.8 million; fiscal 2009 - $0.4 million; and fiscal 2010 - $0.1 million.

K.           Lines of Credit

In connection with the Merger Transaction, the Company entered into an $800 million Available Business Line (ABL) senior secured revolving credit facility.  The facility is for a five year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding.  At the date of the Merger Transaction, the Company drew $225 million from this credit facility.   The maximum borrowing under the facility during the period ended June 2, 2007 was $365.0 million.  Average borrowings during the period amounted to $194.5 million at an average interest rate of 7.19%.  At June 2, 2007, $159.0 million was outstanding under this credit facility.  Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations.

L.           Long-Term Debt

Long-term debt consists of (in thousands):
	June 2, 2007	June 3, 2006
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2007 to September 1, 2010	$4,190	$5,000
Promissory Note, 4.43% due in monthly payments of $8 through December 23, 2011	375	447
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	934	1,133
Senior Notes, 11⅛% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2006 to April 15, 2014	299,665	299,179
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual discount accretion to maturity amount from October 15, 2006 to April 15, 2008 and semi-annual interest payments from October 15, 2008 to October 15, 2014.2008 and semi-annual interest payments from October 15, 2008 to October 15, 2014.	87,978	76,517
$900 million senior secured term loan facility, Libor plus 2.25% due in quarterly payments of $2,250 from May 30, 2006 to May 28, 2012 with remaining balance payable quarterly in equal amounts through May 28, 2013.	884,250	897,750
$800 million ABL senior secured revolving facility, Libor plus spread based on average outstanding balance.	159,000	212,239

Capital Lease Obligations	25,912	26,214
Subtotal	1,462,304	1,518,479
Less Current Portion	(5,974)	(10,360)
Long-Term Debt and Obligations Under Capital Leases	$1,456,330	$1,508,119

On April 13, 2006, the Company was acquired by affiliates of Bain Capital Partners, LLC (Bain Capital).  As part of the financing of the acquisition, the Company entered into agreements with several lenders to establish a $900 million senior secured term loan facility and an $800 million Available Business Line (“ABL”) senior secured revolving credit facility.  The $900 million senior secured term loan is for a seven year period at an interest rate of LIBOR plus 2.25%.  The loan is to be repaid in quarterly payments of $2.3 million from May 30, 2006 to May 28, 2013.  The Company is also required to make an additional payment based on 50% of the available free cash flow (as defined in the credit agreement), at the end of each fiscal year end. The $800 million ABL senior secured revolving credit facility is for a five year period at an interest rate of LIBOR plus a spread which is based on the Company’s annual average borrowings outstanding.  Approximately $225 million of the line was drawn down to fund the sale transaction.  Both facilities are guaranteed by substantially all of our U.S subsidiaries.  At June 2, 2007, the Company’s borrowing rate related to its ABL Credit Facility averaged 7.16%.  At June 2, 2007, the borrowing rate related to its Term loan was 7.61%.  At June 2, 2007, the Company had $291.3 million available under its ABL Credit Facility.

As part of the financing arrangement, the Company entered into agreements with several lenders to borrow a $305 million aggregate principal amount of senior unsecured notes and a $99.3 million aggregate principal amount of senior unsecured discount notes.  The $305 million senior unsecured notes, issued at a $5.9 million discount, accrues interest at a rate of 11⅛% payable semi-annually on October 15th & April 15th of each year, beginning on October 15, 2006.  The note is scheduled to mature on April 15, 2014 and is guaranteed by Holdings and each of our existing and future subsidiaries.  The $99.3 million senior unsecured discount note was issued at a substantial discount and generated gross proceeds of approximately $75 million.  The note accretes at a rate of 14.5%, compounded semi-annually up to the accreted value of $99.3 million for the first two years through April 15, 2008.  Accretion amounted to $11.5 million, and $1.5 million for the fiscal year ended June 2, 2007 and for the period from April 13, 2006 to June 3, 2006, respectively.  Accretion of the note is included in the line “Interest Expense” in the Company’s Consolidated Statement of Operations.  Interest will be paid semi-annually on October 15th and April 15th of each year beginning October 15, 2008 at a rate of 14.5%.  The note is scheduled to mature on October 15, 2014 and is not guaranteed by the Company or any of its subsidiaries.

As of June 2, 2007, the Company is in compliance with all of its debt covenants. The agreements regarding the ABL Credit Facility and the Term Loan as well as indenture governing the BCFWC Senior Notes and Holdings Senior Discount Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to pay dividends on, redeem or repurchase capital stock; make investments and other restricted payments; incur additional indebtedness or issue preferred stock; create liens; permit dividend or other payment restrictions on our restricted subsidiaries; sell all or substantially all of our assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

In January 2006, the Company purchased the ground lease and sublease related to one of its store locations.  The Company financed this purchase partially through the issuance of a promissory note in the principal amount of $0.5 million.  The note bears interest at 4.43% per annum and matures on December 23, 2011.  The loan evidenced by the note is to be repaid in equal monthly installments of $7,539 which began on February 23, 2006.

The Industrial Revenue Bonds were issued in connection with the construction of the Company’s existing distribution center.  The bonds are secured by a first mortgage on the Company’s existing distribution center.  Indebtedness, totaling $5.0 million, is collateralized by land and buildings with a net book of $42.8 million at June 2, 2007, and payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $4.3 million.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders.  The proceeds were used for part of the acquisition and development costs of its warehouse facility in Edgewater Park, New Jersey.  The loan is interest-free and matures on January 1, 2012.  The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

Long-term debt scheduled maturities in each of the next five fiscal years is as follows: 2008 - $5.7 million; 2009 - $10.3 million; 2010 - $10.4 million; and 2011 - $182.9 million and 2012 - $9.2 million.

Schedule maturities of the Company’s capital lease obligations in each of the next five fiscal years are as follows: 2008 - $0.3 million; 2009 - $0.3 million; 2010 - $0.4 million; 2011 - $0.5 million and 2012- $0.6 million.

The Company has $55.6 million and $66.3 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” on the Company’s Consolidated Balance Sheets as of June 2, 2007 and June 3, 2006, respectively.   Amortization of deferred financing fees amounted to $10.3 million for the fiscal year ended June 2, 2007, $5.3 million from the period April 13, 2006 to June 3, 2006, $0.5 million from the period May 29, 2005 to April 12, 2006, and $0.1 million for the fiscal year ended May 28, 2005, respectively.  Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2008 - $10.3 million; fiscal 2009 - $10.4 million; fiscal 2010 - $10.3 million; fiscal 2011 - $9.8 million and fiscal 2012 - $6.7 million.  Deferred financing fees have a weighted average amortization period of approximately seven years.

M.           Note Receivable from Stock Options Exercised

During fiscal 2000, the Company made a loan to an officer of the Company in the amount of $204,345.  The loan was made in the form of a demand note having an annual interest rate of 5.57% for the purpose of enabling the officer to purchase shares of the Company's Common Stock pursuant to expiring options.  During fiscal 2002, the demand note was replaced with a five-year term note with a principal balance of $204,345 and an annual interest rate of 4.64%.  The loan was collateralized by a mortgage on the officer's residence.  At May 28, 2005, the portion of the loan related to the exercise price of the options exercised is reflected in Stockholders' Equity in the Company's Consolidated Balance Sheets as Note Receivable from Stock Options Exercised.  The balance of the loan was repaid during fiscal 2006.

N.           Lease Commitments

The Company leases 338 stores, warehousing and distribution facilities and office spaces under operating and capital leases that will expire principally during the next thirty years.  The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments (excluding renewal options) under the operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases

2008	$144,671	$2,497
2009	121,432	2,497
2010	95,277	2,556
2011	73,142	2,616
2012	59,036	2,655
Thereafter	212,067	41,147
Total minimum lease payments	$705,625	53,968
Amount representing interest		(28,056)
Present value of minimum lease payments		$25,912

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $46.6 million and $4.1 million relating to operating leases and capital leases, respectively, under non-cancelable subleases and other contingent rental agreements.

Total rental expenses, included in Selling and Administrative Expenses on the Company's Consolidated Statements of Operations, under operating leases for the fiscal year ended June 2, 2007, the periods from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006, and the fiscal year ended May 28, 2005, were $142.9 million, $18.8 million, $113.8 million, and $125.3 million, respectively, including contingent rentals of $2.5 million, $0.5 million, $2.5 million, and $1.9 million, respectively.  Rent expense for the above periods has not been reduced by rental income of $20.8 million,  $2.9 million, $18.4 million, and $18.9 million, which has been included in Other Income, Net for fiscal year ended June 2, 2007, the period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006, and the fiscal year ended May 28, 2005, respectively.

The Company has irrevocable letters of credit in the amount of $36.1 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

O.           Employee Retirement Plans

The Company has a discretionary noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code.   Participation in the salary deferment feature is voluntary.  Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company.  Under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors.  During fiscal year 2007, the Company determined that a discretionary contribution to the employee profit sharing plan for the plan year ended December 31, 2006 would not be made.  The provision for Company profit sharing and 401(k) contributions for the year ended June 2, 2007, for the periods April 13, 2006 to June 3, 2006, May 29, 2005 to April 12, 2006, and year ended May 28, 2005 were $2.1 million, $1.6 million, $10.7 million, and $9.9 million, respectively.

P.           Income Taxes

The provision for income taxes includes federal and state taxes currently payable and those deferred due to temporary differences between the financial statement and the tax bases of assets and liabilities.  The components of the provision for income taxes are as follows (in thousands):

Period Ended	June 2, 2007	April 13, 2006 to June 3, 2006	May 29,2005 to April 12, 2006	May 28, 2005
Current:
Federal	$33,558	$1,262	$58,725	$58,643
State and other	2,851	229	9,206	12,954

Subtotal	36,409	1,491	67,931	71,597
Deferred	(61,834)	(11,307)	(11,326)	(5,505)

Total	$(25,425)	$(9,816)	$56,605	$66,092

The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below (in thousands):

Period Ended	June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006	May 28, 2005
Continuing operations	$(25,425)	$(9,816)	$56,605	$66,204
Discontinued operations	—	—	—	(112)

Total	$(25,425)	$(9,816)	$56,605	$66,092

A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

Period Ended	June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006	May 28, 2005

Tax at statutory rate	(35.0%)	(35.0%)	35.0%	35.0%
State income taxes, net of federal benefit	(5.3)	(2.1)	3.1	4.9
State tax benefit of net operating losses	—	—	—	(6.6)
Change in valuation allowance	—	—	—	6.2
Capitalized acquisition costs	(3.4)	10.7	0.2
Other charges	1.3	—	(0.2)	(0.5)
Tax credits	(1.3)	(0.1)	(0.6)	(0.4)
Tax reserves	8.7	—	—	—
Effective tax rate	(35.0%)	(26.5%)	37.5%	38.6%

Deferred income taxes for the fiscal year ended June 2, 2007, the period from April 13, 2006 to June 3, 2006, the period from May 29, 2005 to April 12, 2006 and the fiscal year ended May 28, 2005 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

Temporary differences which give rise to deferred tax assets and liabilities at June 2, 2007 and June 3, 2006 are as follows (in thousands):

Period Ended	June 2, 2007		June 3, 2006
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Current:
Allowance for doubtful accounts	$383		$619
Compensated absences	1,556		1,521
Inventory costs and reserves capitalized for tax purposes	16,245		12,369
Insurance reserves	13,344		12,186
Prepaid items deductible for tax purposes		2,024		$1,836
Sales return reserves	3,259		2,104
Reserve for lawsuits	1,153		517
Employee benefit accrual	706
Other	521		436
	$37,167	$2,024	$29,752	$1,836
Non-Current:
Property and Equipment Basis Adjustments		125,114		$153,865
Deferred Rent	13,591		$11,349
Pre-opening costs	2,750		5,743
Intangibles		446,941		472,517
Employee benefit compensation	1,130		1,264
State net operating losses (net of federal benefit)	11,341		10,781
Valuation allowance (net of federal benefit)	(8,298)		(10,632)
Other	243		231
	$20,757	$572,055	$18,736	$626,382

As a result of the merger in 2006, the Company incurred a change in ownership as defined by Section 382 of the Internal Revenue Code.  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period.  The Company’s ability to utilize its state net operating loss carryforwards are subject to similar state income tax law restrictions.

     The Company determined that, as of June 2, 2007 and June 3, 2006, a valuation allowance against a substantial majority of the deferred tax assets associated with state net operating losses was appropriate. Generally Accepted Accounting Principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. Management has determined that valuation allowances of $8.3 million and $10.6 million are required against the $11.3 million and $10.8 million of tax benefits associated with these state net operating losses. The Company believes that it is more likely than not that a majority of the benefit of the state net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with the Company's 2008 fiscal year.  Any future tax benefit recognized by the use of an NOL established prior to the merger, where a valuation allowance has been established, will be recorded first to reduce to zero the goodwill related to the merger, second to reduce to zero other noncurrent intangible assets and third to reduce income tax expense.

Q.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short and long term investments, accounts receivable and accounts payable approximate fair value. Interest rates that are currently available to the Company for issuance of notes payable (including current maturities) with similar terms and remaining maturities are used to estimate fair value for notes payable. Fair value of the Company’s Senior Notes and Senior Discount Notes was determined based on quoted market prices. The estimated fair value of long-term debt (including current maturities) is as follows (in thousands):

	June 2, 2007		June 3, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-Term Debt (including capital lease obligation and current maturities)	$1,462,304	$1,476,150	$1,518,479	$1,518,648

The fair values presented herein are based on pertinent information available to management as of the respective year ends. Since the balance sheet date, there has been volatility in the credit markets and the quoted market prices on the Company's Senior Notes and Senior Dscount Notes have declined.  The fair value amounts have not been revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

R.           Segment Information

The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information.  The Company has one reportable segment, operating within the United States.  Sales by major product categories are as follows (in thousands):

	Successor		Predecessor
Period Ended	June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006	May 28, 2005
Apparel	$2,728,402	$333,969	$2,412,005	$2,525,006
Home Products	675,005	87,211	605,628	646,236
	$3,403,407	$421,180	$3,017,633	$3,171,242

Apparel includes all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches.  Home products include linens, home furnishings, gifts, baby furniture and baby furnishings.

S.           Commitments and Contingencies

The Company establishes reserves for the settlement amount, as well as reserves relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $2.9 million and $1.3 million as of June 2, 2007 and June 3, 2006, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's consolidated financial statements; however, there can be no assurances to this effect.

T.           Related Party Transactions

In connection with the Merger Transaction, we entered into an advisory agreement with Bain Capital pursuant to which Bain Capital provides us with management and consulting services and financial and other advisory services.  Pursuant to the agreement, we pay Bain Capital a periodic fee of $1 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each financing, acquisition, disposition or change of control or similar transaction by or involving us.  The advisory fee amounted to $4 million and $0.5 million for the fiscal year ended June 2, 2007 and for the period from April 13, 2006 to June 3, 2006, respectively.  The advisory fee is included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statement of Operations.  Bain Capital received a fee of approximately $21.4 million in consideration for financial advisory services related to the Merger Transaction.  The advisory agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control.  If the agreement is terminated early, then Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the term.  The agreement includes customary indemnities in favor of Bain Capital.

As of June 2, 2007, the Company had $1.3 million of prepaid advisory fees recorded within the line item “Prepaid and Other Current Assets” on the Company’s Consolidated Balance Sheets.

U.           Dividends

Post-Merger Transaction

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Investments or Holdings in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Investments or Holdings, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on Investment’s Senior Discount Notes, provided that no event of default under the Company’s debt agreements has occurred or will occur as the result of such interest payment.

Pre-Merger Transaction

Previously, cash dividends were declared at the discretion of the Company's Board of Directors depending upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may have deemed relevant.  On January 10, 2005 the Board of Directors of the Company declared a special cash dividend of fifty-six cents ($0.56) per share payable on February 21, 2005 to stockholders of record on January 20, 2005. The paid dividend amounted to $25.0 million. The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The paid dividend amounted to $1.8 million. A cash dividend of three cents ($0.03) per share for fiscal 2004 was declared on August 14, 2003, and was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million.

V.           Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 ⅛% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes. In addition, Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Credit Facility and $900 million term loan. These guarantees are both joint and several. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (SUCCESSOR)

	As of June 2, 2007

ASSETS	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
Current Assets:
Cash and Cash Equivalents	$—	$20,035	$13,843	$—	$33,878
Restricted Cash and Cash Equivalents	—	—	2,753	—	2,753
Investments	—	—	—	—	—
Accounts Receivable	—	28,787	1,803	—	30,590
Merchandise Inventories	—	1,275	709,296	—	710,571
Deferred Tax Asset	—	13,233	21,910	—	35,143
Prepaid and Other Current Assets	—	24,741	13,849	(3,224)	35,366
Assets Held for Sale	—		35,073	—	35,073
Total Current Assets	—	88,071	798,527	(3,224)	883,374

Property and Equipment - Net of Accumulated Depreciation	—	59,856	888,478	—	948,334
Goodwill	—	46,219	—	—	46,219
Trademark	—	526,300	—	—	526,300
Net Favorable Leases	—	0	574,879		574,879
Other Assets	380,470	1,738,583	9,231	(2,070,869)	57,415
Total Assets	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$—	$395,375	$—	$—	$395,375
Income Taxes Payable	—	3,224	—	(3,224)	—
Other Current Liabilities	—	111,879	86,748	—	198,627
Current Maturities of Long Term Debt		4,500	1,474		5,974
Total Current Liabilities		514,978	88,222	(3,224)	599,976

Long Term Debt		1,338,415	117,915		1,456,330
Other Liabilities		10,622	47,825	(10,000)	48,447
Deferred Tax Liability		214,544	336,754		551,298

Stockholders' Equity:
Common Stock
Capital in Excess of Par Value	454,935	454,935	1,522,383	(1,977,318)	454,935
Retained Earnings (Accumulated Deficit)	(74,465)	(74,465)	158,016	(83,551)	(74,465)
Total Stockholders' Equity	380,470	380,470	1,680,399	(2,060,869)	380,470
Total Liabilities and Stockholders' Equity	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (SUCCESSOR)

	As of June 3, 2006
	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$48,865	$9,511	$—	$58,376
Restricted Cash and Cash Equivalents	—	—	13,816	—	13,816
Investments	—	—	591	—	591
Accounts Receivable	—	41,133	950	—	42,083
Merchandise Inventories	—	1,416	706,769	—	708,185
Deferred Tax Asset	—	12,091	15,825	—	27,916
Prepaid and Other Current Assets	—	22,771	12,443	(4,428	30,786
Assets Held for Disposal			7,661		7,661
Total Current Assets	—	126,276	767,566	(4,428	889,414

Property and Equipment—Net of Accumulated Depreciation	—	46,521	995,877	—	1,042,398
Goodwill	—	58,985	—	—	58,985
Trademark	—	526,300	—	—	526,300
Net Favorable Leases	—	—	626,676	—	626,676
Other Assets	419,512	1,883,828	470	(2,234,083)	69,727

Total Assets	$419,512	$2,641,910	$2,390,589	$(2,238,511)	$3,213,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$—	$454,762	$3,093	$—	$457,855
Income Taxes Payable	—	10,702	—	(4,428	6,274
Other Current Liabilities	—	110,464	71,296	—	181,760

Current Maturities of Long Term Debt	—	9,000	1,360	—	10,360

Total Current Liabilities	—	584,928	75,749	(4,428)	656,249

Long Term Debt	—	1,398,073	110,046	—	1,508,119
Other Liabilities	—	10,000	21,974	(10,000)	21,974
Deferred Tax Liability	—	229,397	378,249	—	607,646

Stockholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	—	—	1,568	(1,568)	—
Capital in Excess of Par Value	446,678	446,678	1,796,527	(2,243,205)	446,678
Retained Earnings (Accumulated Deficit)	(27,166)	(27,166)	6,476	20,690	(27,166)

Total Stockholders’ Equity	419,512	419,512	1,804,571	(2,224,083)	419,512

Total Liabilities and Stockholders’ Equity	$419,512	$2,641,910	$2,390,589	$(2,238,511)	$3,213,500

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR)

	For the Year Ended June 2, 2007

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$—	$4,470	$3,398,937	$—	$3,403,407
Other Revenue	—	5,476	32,762	—	38,238
	—	9,946	3,431,699	—	3,441,645

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	—	2,785	2,122,375	—	2,125,160
Selling and Administrative Expenses	—	160,324	902,144	—	1,062,468
Depreciation	—	28,331	102,067	—	130,398
Amortization	—	6,668	37,021	—	43,689
Impairment Charges	—	—	24,421	—	24,421
Interest Expense	—	120,134	14,179	—	134,313
Other Income, Net	—	(2,501)	(3,679)	—	(6,180)
Equity in Earnings (Loss) of subsidiaries	47,199	(151,540)	—	104,341	—
	47,199	164,201	3,198,528	104,341	3,514,269
Income (Loss) Before Provision (Benefit) for Income Taxes	(47,199)	(154,255)	233,171	(104,341)	(72,624)
Provision (Benefit) for Income Taxes	—	(107,056)	81,631	—	(25,425)
Net Income (Loss)	$(47,199)	$(47,199)	$151,540	$(104,341)	$(47,199)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations
(Predecessor)

	Period from May 29, 2005 to April 12, 2006
	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$—	$4,168	$3,013,465	$—	$3,017,633
Other Revenue	—	—	27,675	—	27,675
	—	4,168	3,041,140	—	3,045,308

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	—	2,680	1,914,118	—	1,916,798
Selling and Administrative Expenses	—	130,038	767,193	—	897,231
Depreciation	—	9,346	69,458	—	78,804
Amortization	—	494	—	—	494
Interest Expense	—	2,362	2,247	—	4,609
Other Income, Net	—	1,367	(4,939)	—	(3,572)
Equity in (Earnings) Loss in Subsidiaries	—	(187,712)	—	187,712	—
		(41,425)	2,748,077	187,712	2,894,364

Income (Loss) Before Provision (Benefit) for Income Taxes	—	45,593	293,063	(187,712)	150,944
Provision (Benefit) for Income Taxes	—	(48,746)	105,351	—	56,605
Net Income (Loss)	—	94,339	187,712	(187,712)	94,339

Net Unrealized Gain on Non-Marketable Securities, Net of Tax	—	(4)	—	—	(4)
Total Comprehensive Income (Loss)	$—	$94,335	$187,712	$(187,712)	$94,335

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations
(Successor)

	Period from April 13, 2006 to June 3, 2006
	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$—	$553	$420,627	$—	$421,180
Other Revenue	—	558	3,508	—	4,066
	—	1,111	424,135	—	425,246

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	—	361	266,104	—	266,465
Selling and Administrative Expenses	—	27,338	127,353	—	154,691
Depreciation	—	1,183	16,914	—	18,097
Amortization	—	5,285	4,473	—	9,758
Interest Expense	—	15,764	2,329	—	18,093
Other Income, Net	—	2,385	(7,261)	—	(4,876)
Equity in (Earnings) Loss in Subsidiaries	27,166	(6,476)	—	(20,690)	—
	27,166	45,840	409,912	(20,690)	462,228

Income (Loss) Before Provision (Benefit) for Income Taxes	(27,166)	(44,729)	14,223	20,690	(36,982)
Provision (Benefit) for Income Taxes	—	(17,563)	7,747	—	(9,816)
Net Income (Loss)	(27,166)	(27,166)	6,476	20,690	(27,166)

Net Unrealized Gain on Non-Marketable Securities, Net of Tax	—	—	—	—	—
Total Comprehensive Income (Loss)	$(27,166)	$(27,166)	$6,476	$20,690	$(27,166)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations
(Predecessor)

	Year Ended May 28, 2005
	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$—	$4,715	$3,166,527	$—	$3,171,242
Other Revenue	—	852	27,746	—	28,598
	—	5,567	3,194,273	—	3,199,840

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	—	3,303	1,983,856	—	1,987,159
Selling and Administrative Expenses	—	115,591	842,168	—	957,759
Depreciation	—	11,722	78,136	—	89,858
Amortization	—	67	31	—	98
Interest Expense	—	4,663	2,671	—	7,334
Other Income, Net	—	(6,031)	(8,588)	—	(14,619)
Equity in (Earnings) Loss in Subsidiaries	—	(186,459)	—	186,459	—
	—	(57,144)	2,898,274	186,459	3,027,589

Income (Loss) Before Provision (Benefit) for Income Taxes	—	62,711	295,999	(186,459)	172,251
Provision (Benefit) for Income Taxes	—	(42,322)	108,526	—	66,204

Income (Loss) From Continuing Operations	—	105,033	187,473	(186,459)	106,047
Net Loss From Discontinued Operations, Net of Tax Benefit	—	—	(1,014)	—	(1,014)
Net Income (Loss)		105,033	186,459	(186,459)	105,033

Net Unrealized Gain on Non-Marketable Securities, Net of Tax	—	2	—	—	2
Total Comprehensive Income (Loss)	$—	$105,035	$186,459	$(186,459)	$105,035

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR)

	For the Year Ended June 2, 2007
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$55,229	$40,787	$—	$96,016

INVESTING ACTIVITIES
Acquisition of Property and Equipment	—	(17,453)	(51,735)	—	(69,188)
Proceeds Received from Sales of Assets	—		4,669	—	4,669
Proceeds Received from Sale of Partnership Interest	—		850	—	850
Change in Restricted Cash and Cash Equivalents	—		11,063	—	11,063
Investing Activity-Other	—	(67)	82	—	15
Net Cash Used in Investing Activities	—	(17,520)	(35,071)	—	(52,591)

FINANCING ACTIVITIES
Proceeds from ABL	—	649,655	—	—	649,655
Principal Payments on Long Term Debt	—	—	(1,384)	—	(1,384)
Principal Payments on Long Term Loan	—	(13,500)	—	—	(13,500)
Principal Payments on ABL	—	(702,894)	—	—	(702,894)
Equity Investment	—	300	—	—	300
Receipt of Dividends	100		—	(100)	—
Payment of Dividends	(100)	(100)	—	100	(100)
Net Cash Used in Financing Activities	—	(66,539)	(1,384)		(67,923)
(Decrease) Increase in Cash and Cash Equivalents	—	(28,830)	4,332	—	(24,498)
Cash and Cash Equivalents at Beginning of Period	—	48,865	9,511	—	58,376
Cash and Cash Equivalents at End of Period	$——	$20,035	$13,843	$—	$33,878

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows
(Predecessor)

	Period from May 29, 2005 to April 12, 2006
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$177,093	$253,886	$—	$430,979

INVESTING ACTIVITIES
Acquisition of Property and Equipment—Continuing Operations	—	(9,280)	(59,643)	—	(68,923)
Proceeds Received from Insurance	—	—	3,822	—	3,822
Investing Activity—Other	—	(31)	1,212	—	1,181
Net Cash Used in Investing Activities	—	(9,311)	(54,609)	—	(63,920)

FINANCING ACTIVITIES
Proceeds from Long—Term Debt	—	—	470	—	470
Principal Payments on Long Term Debt	—	(100,000)	(1,167)	—	(101,167)
Issuance of Common Stock Upon Exercise of Stock Options	—	425	—	—	425
Payment of Dividends	—	(1,791)	—	—	(1,791)
Net Cash Used in Financing Activities	—	(101,366)	(697)	—	(102,063)

Increase in Cash and Cash Equivalents	—	66,416	198,580	—	264,996
Cash and Cash Equivalents at Beginning of Period	—	43,942	4,011	—	47,953
Cash and Cash Equivalents at End of Period	$—	$110,358	$202,591	$—	$312,949

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows
(Successor)

	Period from April 13, 2006 to June 3, 2006
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$138,638	$(191,531)	$—	$(52,893)

INVESTING ACTIVITIES
Acquisition Cost	—	(2,055,747)	—	—	(2,055,747)
Acquisition of Property and Equipment	—	(410)	(5,865)	—	(6,275)
Proceeds from Sale of Fixed assets and Leaseholds	—	—	4,337	—	4,337
Investing Activity—Other	—	(9)	25	—	16
Net Cash Used in Investing Activities	—	(2,056,166)	(1,503)	—	(2,057,669)
FINANCING ACTIVITIES
Proceeds from Long—Term Debt	—	1,702,114	—	—	1,702,114
Principal Payments on Long Term Debt	—	(218,011)	(46)	—	(218,057)
Issuance of Common Stock	—	445,830	—	—	445,830
Purchase of Interest Rate Cap Contract	—	(2,500)	—	—	(2,500)
Debt Issuance Cost	—	(71,398)	—	—	(71,398)
Net Cash Used in Financing Activities	—	1,856,035	(46)	—	1,855,989

Increase in Cash and Cash Equivalents	—	(61,493)	(193,080)	—	(254,573)
Cash and Cash Equivalents at Beginning of Period	—	110,358	202,591	—	312,949
Cash and Cash Equivalents at End of Period	$—	$48,865	$9,511	$—	$58,376

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
(Predecessor)

	Year Ended May 28, 2005
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$45,314	$96,777	$—	$142,091

INVESTING ACTIVITIES
Acquisition of Property and Equipment—Continuing Operations	—	(5,312)	(87,803)	—	(93,115)
Proceeds From Sale of Fixed Assets and Leaseholds	—	—	4,507	—	4,507
Investing Activity—Other	—	(23)	(9,862)	—	(9,885)

Net Cash Used in Investing Activities—Continuing Operations	—	(5,335)	(93,158)	—	(98,493)
Net Cash Used in Investing Activities—Discontinuing Operations	—	—	(78)	—	(78)

Net Cash Used in Investing Activities	—	(5,335)	(93,236)	—	(98,571)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	—	—	(1,048)	—	(1,048)
Issuance of Common Stock Upon Exercise of Stock Options	—	1,364	—	—	1,364
Treasury Stock Transactions	—	1,083	—	—	1,083
Payment of Dividends	—	(26,783)	—	—	(26,783)
Net Cash Used in Financing Activities	—	(24,336)	(1,048)	—	(25,384)
Increase in Cash and Cash Equivalents	—	15,643	2,493	—	18,136
Cash and Cash Equivalents at Beginning of Period	—	28,299	1,518	—	29,817
Cash and Cash Equivalents at End of Period	$—	$43,942	$4,011	$—	$47,953

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(All amounts in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS	BALANCE ACCOUNTS WRITTEN OFF	AT END OF PERIOD
Successor:
Year ended 6/2/07
ALLOWANCE FOR DOUBTFUL ACCOUNTS – ACCOUNTS RECEIVABLE	$199	$2,826	$0	$2,056	$969

Period from 4/13/2006 to 6/3/2006

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	-0-	$789	$0	$590	$199

Predecessor:
Period from 5/29/2005 to 4/12/2006

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$762	$3,905	$0	$3,300	$1,367

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS (1)	DEDUCTIONS (2)	AT END OF PERIOD

Successor:
Year ended 6/2/07

SALES RESERVES	$1,900	$0	$165,932	$162,332	$5,500

Successor:
Period from 4/13/2006 to 6/3/06

SALES RESERVE	$2,100	$0	$7,199	$7,399	$1,900

Predecessor:
Period from 5/29/2005 to 4/12/2006

SALES RESERVE	$2,000	$0	$49,699	$49,599	$2,100

Charged to merchandise sales.
Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly established public companies.

Part III
Item 10.	Directors and Executive Officers of the Registrant

Below is a list of the names and ages of our directors and executive officers as of June 2, 2007 and a brief account of the business experience of each of them. On June 4, 2007, Jack Moore joined the Company as President of Merchandising, Planning and Allocation and Marketing, and on July 6, 2007, Elizabeth Williams left the Company.

Name	Age	Position
Mark A. Nesci	51	Chief Executive Officer, President and Director
Thomas J. Fitzgerald	46	Executive Vice President, Chief Financial Officer
Jack Moore.	52	President of Merchandising, Planning and Allocation and Marketing
Paul C. Tang	54	Executive Vice President, General Counsel and Secretary
Elizabeth Williams	53	Executive Vice President, Chief Merchandising Officer
Steve Koster	58	Vice President, Senior Divisional Merchandise Manager for Menswear
Robert LaPenta, Jr.	53	Vice President, Chief Accounting Officer, Treasurer
Joshua Bekenstein	48	Director
Jordan Hitch	40	Director
John Tudor	37	Director
Nicholas Nomicos	44	Director

Mark A. Nesci—Chief Executive Officer and Director. Mr. Nesci became our Chief Executive Officer and Director upon closing of the Merger Transaction on April 13, 2006. Previously, Mr. Nesci was an Executive Vice President, Chief Operating Officer and Director from 1999. Mr. Nesci has been employed by us since 1972, beginning his career as a part-time Stock Associate while in high school. In 1976 he was promoted to Store Manager, followed by District Manager in 1980. He became Vice President of Real Estate in 1982, and Vice President of Store Operations in 1983. Mr. Nesci was elected to the Board of Directors in 1989 and gained the title of Chief Operating Officer in 1990. In 1999, he was promoted to Executive Vice President.

Thomas J. Fitzgerald—Executive Vice President, Chief Financial Officer. Mr. Fitzgerald joined us on September 25, 2006 as our Executive Vice President, Chief Financial Officer and on August 17, 2007, Mr. Fitzgerald announced that he would be leaving the Company in September 2007. Prior to joining us, since 2005, Mr. Fitzgerald was the Chief Operating Officer of Bath & Body Works of Limited Brands, Inc. Mr. Fitzgerald also served as Chief Financial Officer of Bath & Body Works from 2000 to 2005. Mr. Fitzgerald began his career in 1984 with PepsiCo, Inc. During his 16-year tenure with PepsiCo, Mr. Fitzgerald was responsible for finance, marketing and business planning functions. Mr. Fitzgerald has over 22 years of financial and business experience.

Mr. Fitzgerald received a Bachelor’s Degree in Finance from the University of Florida and an MBA in Finance from the Indiana University School of Business.

Jack Moore— President of Merchandising, Planning and Allocation and Marketing. Mr. Moore joined us on June 4, 2007 as our as President of Merchandising, Planning and Allocation, and Marketing.  Prior to joining us, Mr. Moore served as President and Chief Operating Officer of Linens ‘N Things, a retailer of home textiles, housewares and home accessories.  Prior to that, Jack held various management positions at Kohl's Department Stores from 1997 to 2004 including: Vice President-Divisional Merchandise Manager, Senior Vice President of Merchandise Planning and Allocation and Executive Vice President, General Merchandise Manager. Prior to his seven years at Kohl's, Jack spent 20 years at the department store division of the Target Corporation where he held significant merchandising and store management positions.  Mr. Moore received a Bachelor’s Degree in Business Administration from the University of North Dakota in 1977.

 Paul C. Tang—Executive Vice President, General Counsel and Secretary. Mr. Tang has been our Executive Vice President, General Counsel and Secretary since 1993. He was named Vice President in 1995, Executive Vice President in 1999 and Secretary in 2001. From 1989 to 1993, Mr. Tang was a partner in the law firm of Reid & Priest. From 1987 to 1988, he was a partner of the law firm of Milstein & Tang. From 1980 to 1987, Mr. Tang was an attorney at the law firm of Phillips Nizer, where he became a partner in 1985. Mr. Tang received an A.B. from Harvard University and holds J.D. and M.B.A. degrees from Columbia University.

Elizabeth Williams—Executive Vice President, Chief Merchandising Officer. Ms. Williams left the Company on July 6, 2007.  Ms. Williams was our Executive Vice President, Chief Merchandising Officer since June 2006. Prior to joining us, Ms. Williams was President of Fashion Bug, a division of Charming Shoppes from July 1999 to January 2006. She joined Charming Shoppes in 1995 and held the position of Executive Vice President and President of Fashion Bug. Charming Shoppes owns and operates women’s apparel specialty stores. Ms. Williams has over 30 years of retailing experience. Ms. Williams received a B.A. in Sociology from the University of California, Berkeley.

Steven Koster —Vice President, Senior Divisional Merchandise Manager for Menswear.  Mr. Koster has been our Vice President and Senior Divisional Merchandise Manager since 1995. He was hired by us as a Buyer in 1981 and was promoted to a Merchandise Manager in 1987. Prior to joining us, Mr. Koster worked for Allied Stores from 1979 through 1980. He also worked for R.H. Macy Corp. as a Menswear Buyer from 1973 to 1979. Steven Koster received a Bachelors degree in Business Administration from Bernard M. Baruch College in 1971.

Robert L. LaPenta Jr.— Vice President, Chief Accounting Officer, Treasurer. Prior to Mr. Fitzgerald joining the Company, Mr. LaPenta was our principal financial officer during the first and second quarters of fiscal 2007.  Mr. LaPenta has been a Vice President since 1999 and Chief Accounting Officer since 1986.  He was appointed Treasurer in 2003. He joined us as Controller in 1984. From 1978 to 1984, Mr. LaPenta was the Corporate Financial Reporting and Tax Manager at Spencer Gifts. From 1976 to 1978, Mr. LaPenta was an accountant at Touche Ross & Co. Mr. LaPenta is a certified public accountant. He received a B.S. in Accounting from the University of Delaware.

Joshua Bekenstein—Director. Mr. Bekenstein, a Managing Director of Bain Capital, joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Toys “R” Us and Waters Corporation. Previously, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.

Jordan Hitch—Director. Mr. Hitch, a Managing Director of Bain Capital, joined the firm in 1997. Mr. Hitch serves as a board member of Bombardier Recreational Products and MC Communications. Prior to joining the firm, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch received an M.B.A., with distinction, from the University of Chicago Graduate School of Business. He received a B.S. in Mechanical Engineering from Lehigh University.

John Tudor—Director. Mr. Tudor, a Principal of Bain Capital, joined the firm in 2000. Previously, Mr. Tudor was a consultant at the Monitor Group. Mr. Tudor received an M.B.A. from Harvard Business School, where he was a Baker Scholar. He is a graduate of the University of Cape Town in South Africa, and the University of Oxford in the United Kingdom, where he was a Rhodes Scholar.

Nicholas Nomicos—Director. Mr. Nomicos, an Executive Vice President in the Portfolio Group of Bain Capital, joined the firm in 1999. Mr. Nomicos serves as a board member of Bombardier Recreational Products and Dollarama. Prior to joining the firm, Mr. Nomicos held several senior corporate and division management positions at Oak Industries where he headed the WDM business unit of Lasertron, a semiconductor laser manufacturer serving the telecommunications industry. Previously, Mr. Nomicos was a manager at Bain & Company. Mr. Nomicos received an M.B.A. from Harvard Business School and a B.S.E., Phi Beta Kappa and magna cum laude, from Princeton University.

Nomination of Directors

In connection with the Merger Transaction, Parent entered into a stockholders agreement with its stockholders, including funds associated with Bain Capital, which established the composition of our Board of Directors. Pursuant to the agreement, Bain Capital Fund IX, LLC has the authority to nominate one member of the Board of Directors and the other members are nominated by the holders of the majority of the shares held by other funds associated with Bain Capital which are party to the agreement.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics (which includes our Code of Ethics for our Chief Executive Officer and senior financial officers).   The Company will provide any person, without charge, upon request, a copy of such Code of Business Conduct and Ethics.  Such requests should be made in writing to the attention of Corporate Counsel, Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, New Jersey  08016.

Audit Committee
Our Board of Directors has separately designated an audit committee and the functions of a traditional audit committee are carried out by two of the members of the Board. Our Board has determined that each member of the Board is financially literate but no determination has been made as to the ability of any director to qualify as a “financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. Neither of our directors who serve on the Audit Committee is independent due to their affiliations with Bain Capital.

Item 11.   Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) of the Company has reviewed and discussed the Compensation Discussion and Analysis section (the “CD&A”) required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Jordan Hitch
Joshua Bekenstein

Compensation Discussion and Analysis

Overview

The Compensation Committee (the “Committee”) is tasked with discharging the Board of Directors’ responsibilities related to oversight of the compensation of our officers and ensuring that our executive compensation program meets our corporate objectives. Our compensation program is administered by management in accordance with the policies developed by the Committee. This disclosure is a discussion and analysis of the various policies, programs and practices developed and administered by the Committee.

The Committee makes decisions and recommendations regarding salaries, annual bonuses and equity incentive compensation for our executive officers. It is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of the chief executive officer and our other executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this evaluation, the Committee, as authorized by the Board of Directors, determines and approves the chief executive officer’s and other executive officers’ compensation. The Committee solicits input from our chief executive officer regarding the performance of the Company’s other executive officers. The Committee also administers our incentive compensation and certain benefit plans.

The chief executive officer reviews our compensation plan. Based on his analysis, the chief executive officer recommends a level of compensation to the Committee which he views as appropriate to attract, retain and motivate executive talent. Our Board of Directors acting through the Committee determines and approves the chief executive officer’s, other executive officers’ and other officers’ compensation.

Our Compensation Objective

Our compensation practices are designed to retain, motivate and reward our executive officers for their performance and contributions to our long-term success. Our Board of Directors acting through the Committee seeks to compensate our executive officers by combining cash and long-term equity incentives. It also seeks to reward the achievement of corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation.

Compensation Components

Our compensation consists primarily of three elements: base salary, annual bonus and long-term equity incentives. We describe each element of compensation in more detail below.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. An executive’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Annual Incentive Awards

Annual incentive awards are an important part of the overall compensation we pay our executive officers. Unlike base salary, which is fixed, the annual incentive awards are paid only if specified performance levels are achieved during the year. We believe that annual incentive awards encourage our executive officers to focus on specific short-term business and financial goals of the Company. Our executive officers receive annual cash incentive awards under the Management Incentive Bonus Plan (the “Management Bonus Plan”).

Under the Management Bonus Plan, each executive officer has an annual bonus target of up to 50% of his or her salary based on the EBITDA results for the Company.  We calculate EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization with certain adjustments. We believe that focusing on EBITDA more closely aligns the executive officers’ interests with the stockholders’ interests, as we believe that EBITDA is a more accurate indicator of the Company’s financial performance. The EBITDA goals for the Company are established at the beginning of each year by the Committee in consultation with the chief executive officer.

At the beginning of each fiscal year, the Committee sets the threshold EBITDA level and the target EBITDA level.  The Committee generally sets the EBITDA threshold and target levels based on the business plan EBITDA target for the Company determined through our annual financial planning process, and this financial plan is presented to the Board of Directors for approval.  Achievement at the target EBITDA would result in a payout at the target level (i.e., 50% executive officer’s base salary).  If actual EBITDA performance is less than the EBITDA target but is greater than the threshold EBITDA, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his of her target bonus determined by the proportion of the actual EBITDA achieved in relation to target EBITDA.  If actual EBITDA is greater than target EBITDA, each executive officer would be eligible for the target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the EBITDA target, subject to a maximum determined each year.  If actual EBITDA is less than the threshold EBITDA, no bonus will be earned by any executive officer.

Notwithstanding the formulas described above for the Management Bonus Plan, the Committee has the discretion to pay more or less than the formula amount to any executive officer.

Long-Term Incentives

We believe that long-term incentives are a component of compensation that helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on long-term goals. We offer long-term incentives under our 2006 Management Incentive Plan (the “Management Incentive Plan”) which our Parent adopted concurrently with the Merger Transaction.

Under the Management Incentive Plan, executive officers are eligible to receive restricted stock or stock options to purchase common stock. Awards of restricted shares and stock options under the Management Incentive Plan generally are expressed in terms of “units”. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. Stock options to purchase units are granted without consideration with a vesting period designed to encourage retention of the executive officer.

Stock options granted under the Management Incentive Plan are exercisable in three tranches.  The first tranche has an exercise price equal to the fair market value of the underlying unit on the grant date. The exercise prices of the other tranches are set at an escalating scale.  These service-based awards cliff vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for any option granted is the tenth anniversary of the grant date.

Perquisites

We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our executive officers with the use of a company car, company paid car maintenance, including gas expenses, and if applicable, reimbursement of relocation expenses.

For more information regarding perquisites for our executive officers, see the Summary Compensation Table on this Annual Report on Form 10-K. For information on the incremental costs of these perquisites, see the footnotes to the Summary Compensation Table.

Tax and Accounting Considerations

In making decisions about executive compensation, we take into account certain tax and accounting considerations. For example, we take into account Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation.  In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (“SFAS 123(R)”),” which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Termination Based Compensation

Severance and acceleration of vesting of equity-based awards. For payments due to our executive officers upon a change in control, and the acceleration of vesting of equity-based awards in the event of a change of control under our option plan, please see “Payments Upon Termination Events and Change of Control” below.

Compensation of Named Executive Officers

Summary Compensation Table for Fiscal Year 2007

The following table provides information concerning the compensation of our chief executive officer, chief financial officer and the three most highly compensated officers of our company serving as executive officers as of June 2, 2007. We refer to such officers throughout this report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (4)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mark A. Nesci, President and Chief Executive Officer	2007	$600,000	$6,500,000	(1)	_	$571,433	_	_	$29,650	(5)	$7,701,083
Thomas Fitzgerald. Executive Vice President and Chief Financial Officer	2007	$500,000	$350,000	(2)	_	$168,201	_	_	$1,130,528	(6)	$2,148,729
Robert LaPenta, Vice President Chief Accounting Officer, former Principal Financial Officer	2007	$250,000	$250,000	(1)	_	$163,267	_	_	$13,102	(7)	$676,369
Elizabeth Williams, Executive Vice President and Chief Merchandising Officer	2007	$450,000	$275,000	(3)	_	$230,098	_	_	$505,462	(8)	$1,460,560
Paul Tang, Executive Vice President, General Counsel and Secretary	2007	$320,000	$100,000	(1)	_	$163,267	_	_	$13,615	(9)	$596,882
Steven Koster, Vice President, Senior Divisional Merchandise Manager for Menswear	2007	$325,000	$250,000	(1)	_	$163,267	_	_	$14,268	(10)	$752,535

(1)	Retention bonus per employment agreement paid on the one year anniversary of the Merger Transaction, April 13, 2007.

(2)	Represents a sign-on bonus of which fifty percent, net of taxes, was forfeited when Mr. Fitzgerald announced his departure from the Company.

(3)	Represents a $50,000 sign on bonus and $225,000 guaranteed first year bonus.

(4)
Restricted stock awards were made in fiscal 2006 at the time of the Merger Transaction to Messrs. Nesci, LaPenta, Tang and Koster and fully-vested on the one year anniversary of the Merger Transaction, April 13, 2007.  See “OPTIONS EXERCISED AND STOCK VESTED” Table below.

(5)
Includes $8,800 for the 401(k) contribution made by the Company, and the following incremental costs associated with the provision of the use of a company car:  $7,220 for gas expenses, $1000 for car insurance and $12,630 for maintenance expenses.

(6)
Includes an accrued $225,000 representing his guaranteed bonus of which $187,500 was paid in July 2007and $63,500 was forfeited upon his resignation, and also $23,465 for temporary housing, including expenses for furniture and utilities, $7,063 for weekend air travel expense to his residence in Ohio during his relocation period, and accrued make whole provision payment of up to $850,000 on the sale of his Ohio residence.  The make whole provision was forfeited upon his resignation.

(7)
Includes $8,800 for the 401(k) contribution made by the Company, and the following incremental costs associated with the provision of the use of a company car:  $2,751 for gas expenses, $1,000 for car insurance and $551 for maintenance expenses.

(8)
Includes $450,000 for an accrued severance payment that she will receive in 26 equal payments over the twelve month period that began on July 7, 2007, $37,703 as the cost to the Company for the purchase of the Company car used by Ms. Williams during her employment with the Company, $1,100 for gas expenses, $1,000 for car insurance, $122 for maintenance expenses and $15,536 for the continuation of her health and medical benefits during her severance period of one year.

(9)
Includes $8,800 for the 401(k) contribution made by the Company and the following incremental costs associated with the provision of the use of a company car: $2,397 for gas expenses, $1,000 for car insurance and $1,418 for maintenance expenses.

(10)
Includes $8,800 for the 401(k) contribution made by the Company and the following incremental costs associated with the provision of the use of a company car: $3,166 for gas expenses, $1,000 for car insurance, and $1,302 for maintenance expenses.

Grants of Plan-Based Awards

The following table shows target non-equity incentive plan awards for the last completed fiscal year to each of the executive officers named in the Summary Compensation Table.  Since the EBITDA target for fiscal year 2007 was not achieved, no future payouts under the non-equity incentive plan awards will be made to the named executive officers, except for the guaranteed bonuses payable to Thomas Fitzgerald and paid to Elizabeth Williams pursuant to each of their employment agreements.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)
Mark A. Nesci		$300,000
Thomas Fitzgerald	9/25/06	$250,000	(1)	10,000 units (2) 10,000 units 10,000 units	$90/ unit $180/unit $270/unit
Robert LaPenta		$125,000
Elizabeth Williams	6/29/06	$225,000	(1)	10,000 units (3) 10,000 units 10,000 units	$90/ unit $180/unit $270/unit
Paul Tang		$160,000
Steven Koster		$162,500	(4)

(1)  Paid or payable pursuant to the terms of his or her Employment Agreement and forfeited upon resignation.
(2)  Granted at the time of commencement of his employment with the Company on September 25, 2006 and will be cancelled on his last day of employment.
(3) Option grant was forfeited on June 29, 2007 pursuant to her Severance Agreement.
(4)  Mr. Koster, as a buyer for our Company, is also eligible for a buyer’s bonus primarily based on merchandise sales for his division, Menswear.  The amount of this potential bonus is equivalent to $81,250.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Units Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock that Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark A. Nesci			23,334 23,333 23,333	90.00 180.00 270.00	4/13/2016
Thomas Fitzgerald			10,000 10,000 10,000	90.00 180.00 270.00	(2)
Robert LaPenta			6,667 6,666 6,666	90.00 180.00 270.00	4/13/2016

Elizabeth Williams	10,000 10,000 10,000	90.00 180.00 270.00	(3)
Paul Tang	6,667 6,666 6,666	90.00 180.00 270.00	4/13/2016
Steven Koster	6,667 6,666 6,666	90.00 180.00 270.00	4/13/2016

(1)
The options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.

(2)	Mr. Fitzgerald forfeited his options when he announced his decision to leave the Company. None of his option rights vested.
 (3)   Ms. Williams forfeited her options when she left the Company on July 6, 2007.  At that time, none of her option rights had vested.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any options in fiscal 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Mark A. Nesci	_	_	38,889	$3,888,900
Thomas Fitzgerald	_	_	_	_
Robert LaPenta			2,778	$277,800
Elizabeth Williams	_	_	_	_
Paul Tang	_	_	4,445	$444,500
Steven Koster	_	_	2,778	$277,800
(1)  The restricted stock awards that were granted in connection with the Merger Transaction on April 13, 2006 to Messrs. Nesci, LaPenta, Tang and Koster all vested on April 13, 2007.
(2)  As we are a privately held company, the value of units is only available when a valuation is performed. The units were  valued as of our fiscal year end, June 2, 2007 at $100 per unit.

2006 Management Incentive Plan

On April 13, 2006, Burlington Coat Factory Holdings, Inc.’s Board of Directors adopted the 2006 Management Incentive Plan (“Plan”). The Plan provides for the granting of service-based stock options and restricted stock to executive officers and other key employees of the Company and its subsidiaries.  Pursuant to the Plan employees are granted options to purchase “units” of common stock in Parent. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of Parent.  The options are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent common stock.

The units granted were granted in three tranches with separate exercise prices.  The option awards cliff vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator. Upon termination of employment, options that have not vested will terminate immediately, shares issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for any option granted is the tenth anniversary of the grant date.

Payments Upon Termination Events and a Change of Control

Severance Arrangements.  Each executive’s employment agreement provides for severance payments, if the executive’s employment is terminated by us without “cause” or by him for “good reason” (as those terms are defined in the agreement), he will be entitled to receive:

•	certain rights accrued through the date of termination, including salary and prior year’s unpaid bonus,

•	a pro-rated portion of the then current year’s annual bonus through the date of termination, based on actual results,

•
a severance payment equal to the then current base salary (in Mr. Nesci’s case, two times his then current base salary).  The “Severance Period” is initially the one-year period commencing on the date of termination (in Mr. Nesci’s case a two year period commencing on the date of termination),  and

•	continued coverage during the Severance Period under our health and medical benefits.
As a condition to receiving the severance payment under the agreement, each executive must execute a release of claims in respect of his employment with us.

Change of Control Provisions.  None of our executives are entitled to receive any payments upon a change of control; however, pursuant to the 2006 Management Incentive Plan Option Agreement, all outstanding options will fully vest upon a change of control.

Name	Payments Due in Connection with Termination of Employment without Cause or for Good Reason (1)	Payments Due in Connection with Termination of Employment without Cause or for Good Reason (2)		Payments Due in Connection with Termination of Employment with Cause, due to death, voluntary resignation other than for Good Reason		Payments Due in Connection with a Change of Control from full vesting of outstanding Options regardless of termination of employment (5)
Mark A. Nesci	$1,200,000	$1,800,000		$1,000,000	(4)	$233,340
Thomas Fitzgerald	$500,000	$750,000		$0		$100,000
Robert LaPenta	$250,000	$375,000		$0		$66,670
Elizabeth Williams	_	_		_		_
Paul Tang	$320,000	$480,000		$0		$66,670
Steve Koster	$325,000	$487,500	(3)	$0		$66,670

(1)  Assumes that no bonus would be payable to the executive because the EBITDA target was not achieved.  This payment calculation does not include the cost of continuing health and medical benefits which is approximately $14,600 per year per executive.

(2) Assumes the full amount of the bonus is paid to executive because the EBITDA target was achieved.

(3)  Assumes buyer’s bonus in addition to the management EBITDA bonus would be payable to Mr. Koster.

(4)  If Mr. Nesci’s termination is caused by his death, pursuant to his Death Benefit Agreement with the Company, Mr. Nesci’s estate will receive $1,000,000 from the Company.  However, this $1,000,000 is not payable to Mr. Nesci under any other reason for termination of his employment.

(5)  Upon a change of control, all outstanding options will vest.  This potential payment assumes a per unit price of $100 based on the most recent valuation of the Company and that the option to purchase units under the first tranche with an exercise price of $90 per unit were exercised, thus realizing $10 per unit.

Death Benefit Agreements

On November 8, 2005, we entered into death benefit agreements with each of Mark Nesci, and now former executives Andrew Milstein and Stephen Milstein. Each such agreement provides that, subject to certain conditions set forth in the agreement, we will pay to the executive’s estate or designated beneficiary a death benefit in the amount of $1,000,000 (less applicable withholding taxes) payable at the election of the payee in either (i) a single lump sum, (ii) five equal annual installments (together, in the case of each installment after the first, with interest on the unpaid balance) or (iii) the form of an annuity selected by the payee to be purchased by us. Each death benefit agreement also provides that, in the event that the applicable executive is terminated without “cause” (as defined in such agreement), the death benefit will continue to be payable. Accordingly, if any of the executives named above are terminated without cause following the Merger, the death benefit would continue to be payable to them.

Director Compensation

The members of our board of directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Holdings

As a result of the Merger Transaction, all of BCFWC’s outstanding stock is beneficially owned by Holdings, which is wholly-owned by Parent. The following table presents information regarding beneficial ownership of the common stock of Parent, as of June 2, 2007, by the Named Executive Officers, each of our directors, our current Chief Executive Officer, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of the common stock of Parent. The table also sets forth ownership information for these persons regarding unvested stock options for which these persons are not deemed to beneficially own the underlying shares of common stock. Each share or option to purchase shares (as listed below) is comprised of “units” of common stock in Holdings. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of Holdings.

Beneficial ownership is based upon 5,022,013 shares of Class L Common Stock and 45,198,117 shares of Class A Common Stock outstanding as of June 2, 2007.

Name and Address of Beneficial Holder(1)	Number of Class L Equity Interests Beneficially Owned	Percentage of Class	Number of Class A Equity Interests Beneficially Owned	Percentage of Class	Options to Purchase Units not Exercisable within the next 60 days

Principal Equityholders:
Bain Capital, LLC(2)	4,944,444	98.5%	44,499,996	98.5%

Executive Officers and Directors:
Mark A. Nesci (3)	38,889	*	350,001	*	70,000
Paul C. Tang (3)	4,445	*	40,005	*	20,000
Robert L. LaPenta, Jr. (3)	2,778	*	25,002	*	20,000
Steven Koster (3)	2,778	*	25,002	*	20,000
Joshua Bekenstein (4)		*		*

Jordan Hitch (4)		*		*
John Tudor (5)		*		*
Laki Nomicos (5)		*		*
Thomas Fitzgerald (6)					30,000
Elizabeth Williams (7)	3,334	*	30,006	*	30,000
Executive Offers and Directors as Group (8 Persons)	52,224	1.0%	470,016	1.0%	190,000

__________________________
* Less than 1%
(1)           “Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of closing of the offering are deemed outstanding.

(2)           Includes shares held by each of Bain Capital Integral Investors, LLC (“Integral”), Bain Capital Fund IX, LLC (“Fund IX”), BCIP TCV, LLC (“BCIP TCV”) and BCIP-G Associates (“BCIP-G”).  Bain Capital Investors, LLC (“BCI”) is the administrative member of Integral and BCIP TCV, the managing general partner of BCIP-G, and the general partner of Bain Capital Partner IX, L.P., which is the general partner of Bain Capital Fund IX, L.P., which is the sole member of Fund IX.  The address of each entity is 111 Huntington Avenue, Boston, MA 02199.

Name of Fund	Class L Common	Class A Common
Bain Capital Integral Investors, LLC	2,523,111	23,077,824
Bain Capital Fund IX, LLC	2,361,567	21,254,078
BCP TCV, LLC	58,596	157,560
BCIP Associates - G	1,170	10,534

(3)           Interests in the common shares held by the Named Executive Officer vested on April 13, 2007.  40% of the options shall vest on the April 13, 2008, and then one-third of the remaining 60% shall vest on April 13, 2009, 2010 and 2011, respectively.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for any option granted is April 13, 2016.

(4)           Each of Mr. Bekenstein and Mr. Hitch is a managing director of BCI and therefore may therefore be deemed to share voting and dispositive power with respect to the shares held by BCI. Mr. Bekenstein and Mr. Hitch each disclaim any beneficial ownership of any such shares, except to the extent of his pecuniary interest therein.  The address of each person is 111 Huntington Avenue, Boston, MA 02199.

(5)           Each of Mr. Tudor and Mr. Nomicos is a general partner of BCIP Associates III, which is one of the members of Integral, and a beneficial owner of a general partner of BCIP Trust Associates III, which is one of the members of BCIP TCV, and therefore may be deemed to share voting and dispositive power with respect to some of the shares held by BCI.  Mr. Tudor and Mr. Nomicos each disclaim any beneficial ownership of any such shares, except to the extent of his pecuniary interest therein.  The address of each person is 111 Huntington Avenue, Boston, MA 02199.

(6)           40% of the options shall vest on the September 29, 2008, and then one-third of the remaining 60% shall vest on September 29, 2009, 2010 and 2011, respectively.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for any option granted is September 29, 2016.

(7)           On June 29, 2007, Ms. Williams sold to Parent her 3,334 shares of Class L and 30,006 shares of Class A common stock and she forfeited her 30,000 options to purchase units when she left the Company on July 6, 2007.

Item 13.	Certain Relationships and Related Transactions

Except as described below, since the beginning of our last fiscal year, we have not been a party to, nor have we currently proposed, any transaction or series of similar transactions in which the amount exceeds $120,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation agreements and other agreements, which are described under Item 11. Executive Compensation.  We believe that each of the following transactions is on terms no less favorable than we could obtain from an unrelated third party.

Set forth below is a summary of certain agreements and arrangements, as well as other transactions between us and related parties which have taken place during our most recent fiscal year or agreements with respect to transactions entered into in our prior fiscal year among related parties and other material agreements.

Merchandise Purchase Orders
During Fiscal 2007, the Company had cash expenditures with Fashion Options, Inc. for merchandise orders for an aggregate approximate total of $3.8 million.  Steven Koster, Vice President, Senior Divisional Merchandise Manager for Menswear, has a son-in-law who is a salesperson for Fashion Options, Inc.

The Transactions
On January 18, 2006, BCFWC entered into the Merger Agreement, pursuant to which Merger Sub, a wholly-owned subsidiary of Holdings, merged with and into the Company.  As consideration for the Merger, each current holder of our common stock was entitled to receive an amount equal to $45.50 per common share.  The Merger closed on April 13, 2006.  See Item 7 - “THE MERGER TRANSACTION.”

2006 Management Incentive Plan
In connection with the Merger Transaction, Holdings adopted the 2006 Management Incentive Plan, which provides for grants of stock options to designated employees subject to the terms and conditions set forth in the plan. 511,122 shares of Class L common stock and 4,600,098 shares of Class A common stock are reserved for issuance under the 2006 Management Incentive Plan.

Stockholders Agreement
In connection with the Merger Transaction, Holdings entered into a stockholders’ agreement with its stockholders, including funds associated with Bain Capital, which established the composition of our board of directors, which provides certain restrictions and rights with respect to sale and issuance of Holdings’ common stock and provides for limited approval rights in favor of Bain Capital.  In particular, the stockholders’ agreement provides that no stockholder may transfer his or her common stock except to permitted transferees and except in compliance with certain restrictions on transfer. Holdings’ stockholders have the right to sell a pro rata portion of their common stock if funds associated with Bain Capital elect to sell all or a portion of its common stock.  The holders of a majority of Holdings’ outstanding common stock (and in some cases funds associated with Bain Capital acting alone) also have the right to cause a sale of the Company to occur and to require the other holders of our common stock to participate in such a sale.  If Holdings or any affiliate of Holdings proposes to issue new equity securities, each holder of Holdings’ common stock will have the right to purchase its pro rata share of such new securities.  In addition, under the stockholders agreement, funds associated with Bain Capital and other holders of common stock will have the ability to cause Holdings to register their shares of common stock and to participate in registrations by us of Holdings’ or any other affiliate’s common stock.  We will be responsible for paying expenses of holders of Holdings’ common stock in connection with any such registration.

Advisory Agreement
In connection with the Merger Transaction, we entered into an advisory agreement with Bain Capital pursuant to which Bain Capital provides us with management and consulting services and financial and other advisory services.  Pursuant to the agreement, we pay Bain Capital a periodic fee of $1 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each financing, acquisition, disposition or change of control or similar transaction by or involving us.  Bain Capital received a fee of approximately $21 million in consideration for financial advisory services related to the Merger Transaction.  The advisory agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control.  If the agreement is terminated early, then Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the term.  The agreement includes customary indemnities in favor of Bain Capital.

Indemnification
The Merger Agreement provides that, after the Merger, Holdings and BCFWC will, jointly and severally, and Holdings will cause BCFWC to, indemnify and hold harmless the individuals who are now, or have been at any time prior to the execution of the Merger Agreement or who become such prior to the effective time of the Merger, our directors or officers or any of our subsidiaries, or our employees or any of its subsidiaries providing services to or for such a director or officer in connection with the Merger Agreement or any of the transactions contemplated by the Merger Agreement, against costs and liabilities incurred in connection with any pending, threatened or completed claim, action, suit, proceeding or investigation arising out of or pertaining to (i) the fact that such individual is or was an officer, director, employee, fiduciary or agent of BCFWC or any of its subsidiaries, or (ii) matters occurring or existing at or prior to the effective time of the Merger (including acts or omissions occurring in connection with the Merger Agreement and the transactions contemplated thereby), whether asserted or claimed prior to, at or after the effective time of the Merger.

The Merger Agreement provides that we will provide, for a period of six years after the Merger becomes effective, directors’ and officers’ liability insurance for the benefit of those persons covered under our officers’ and directors’ liability insurance policy on terms with respect to coverage and amounts no less favorable than those of the policy in effect as of the execution of the Merger Agreement, provided that, subject to certain exceptions, the surviving corporation will not be obligated to pay premiums in excess of 300% of the annualized policy premium based on a rate as of the execution of the Merger Agreement.  Notwithstanding the foregoing, prior to the effective time of the Merger we are permitted to purchase prepaid “tail” policies in favor of such indemnified persons with respect to the matters referred to above (provided that the annual premium for such tail policy may not exceed 300% of the annualized policy premium based on a rate as of the execution of the Merger Agreement), in which case Holdings has agreed to maintain such tail policies in effect and continue to honor the obligations under such policies.

Holdings and BCFWC have also agreed (i) to continue in effect for at least six years after the effective time of the Merger all rights to indemnification existing in favor of, and all exculpations and limitations of the personal liability of, the directors, officers, employees, fiduciaries and agents of BCFWC and its subsidiaries in our certificate of incorporation as of the effective time of the Merger with respect to matters occurring at or prior to the effective time of the Merger and (ii) to honor our indemnification agreements with our directors (including one former director, Harvey Morgan) and with certain officers, including Messrs. Nesci, Tang and LaPenta.  Each such indemnification agreement provides, among other things, that we will indemnify such indemnified person to the fullest extent permitted by the DGCL, including advancement of legal fees and other expenses incurred by the indemnified person in connection with any legal proceedings arising out the indemnified person’s service as director and/or officer, subject to certain exclusions and procedures set forth in the indemnification agreement.

In addition, our officers and directors under our Certificate of Incorporation and Bylaws are indemnified and held harmless against any and all claims alleged against any of them in their official capacities to the fullest extent authorized by the Delaware General Corporation Law as it exists today or as it may be amended but only to the extent that such amendment permits the Company to provide broader indemnification rights than previously permitted.

Review of Transactions with Related Persons

Under the Company’s Code of Business Conduct and Ethics, which was approved by the Board of Directors, employees are asked to avoid potential, or the appearance of, conflicts of interest, and if the avoidance of such conflict of interest is not possible, then the employee is required to make full written disclosure of the proposed transaction for review by the employee’s manager and if required, by the Corporate Compliance Officer.

Director Independence

None of the members of our Board of Directors is independent due to their affiliation with Bain Capital, LLP or in the case of Mark Nesci, his position as Chief Executive Officer of the Company.

Item 14.     Principal Accounting Fees and Services

 Audit Fees

The following table presents fees for services provided to Burlington Coat Factory Investments Holdings, Inc. and Burlington Coat Factory Warehouse Corporation by Deloitte & Touche, LLP for fiscal years ended June 2, 2007 and June 3, 2006, including fees for Holdings.

	Year Ended
	June 2, 2007	June 3, 2006
Audit Fees	$1,700,258	$1,662,269
Audit Related Fees	-	410,103	(1)
Tax Fees	-	-
All Other Fees	-	_________-
Total	$1,700,258	$2,072,372

(1)	Consists of fees related to review of the offering memorandum for privately placed debt securities.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by Deloitte & Touche LLP. These services may include audit services, audit-related services, tax services and other services. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on Page 86 of this report on Form 10-K. We will furnish to any stockholder or noteholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Corporate Counsel, Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, New Jersey 08016.

Item 15.   The following is a list of exhibits filed as part of this Report:

EXHIBIT NO.	DESCRIPTION
1.1	Senior Discount Note Purchase Agreement, dated as of April 10, 2006, among Burlington Coat Factory Investments Holdings, Inc. and the Initial Purchasers.††

1.2	Joinder to the Senior Note Purchase Agreement, dated as of April 10, 2006, among Burlington Coat Factory Warehouse Corporation and the Guarantors party thereto.†

2.1	Non-Competition and Confidentiality Agreement, dated April 13, 2006, between Burlington Coat Factory Holdings, Inc and Monroe Milstein.††

2.2	Non-Competition and Confidentiality Agreement, dated April 13, 2006, between Burlington Coat Factory Holdings, Inc and Andrew Milstein.††

2.3	Non-Competition and Confidentiality Agreement, dated April 13, 2006, between Burlington Coat Factory Holdings, Inc and Stephen Milstein.††

3.1	Certificate of Incorporation of Burlington Coat Factory Investments Holdings, Inc.†

3.2	By-laws of Burlington Coat Factory Investments Holdings, Inc.†

4.1	Senior Discount Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Investments Holdings, Inc. and Wells Fargo Bank, N.A., as Trustee.††

4.2	Registration Rights Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Investments Holdings, Inc. and the Initial Purchasers.††

4.3	Form of 14 1/2% Senior Discount Note due 2014 (included in Exhibit 4.1).††

4.4	Senior Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee.†

10.1
Credit Agreement, dated as of April 13, 2006, among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.†

10.2
Guaranty, dated as of April 13, 2006, by Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc. and each of the Facility Guarantors party thereto in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent and Bear Stearns Corporate Lending Inc., as Collateral Agent.†

10.3
Security Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, as the Borrower, Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., and each of the Facility Guarantors party thereto, and Bear Stearns Corporate Lending Inc., as Collateral Agent.†

10.4
Intellectual Property Security Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, as the Borrower, Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., and each of the Facility Guarantors party thereto, and Bear Stearns Corporate Lending Inc., as Collateral Agent.†

10.5
Pledge Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., and K&T Acquisition Corp., as the Pledgors, and Bear Stearns Corporate Lending Inc., as Collateral Agent.†

10.6
Credit Agreement, dated as of April 13, 2006 among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, and Bank of America, N.A., as Administrative Agent and as collateral agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Wachovia Bank, National Association, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, JPMorgan Chase Bank, N.A., as Co-Documentation Agents.†

10.7	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.†

10.8	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.†

10.9	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.†

10.10	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.†

10.11	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.†

10.12	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.†

10.13	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.†

10.14	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of North Fork Business Capital Corporation.†

10.15	Form of Swingline Note. †

10.16	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent. †

10.17	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent. †

10.18
Intellectual Property Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.†

10.19
Pledge Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the Pledgors, and Bank of America, N.A., as Collateral Agent. †

10.20	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Mark Nesci.*†
10.21	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Paul Tang.*†
10.22	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Robert LaPenta, Jr.*†
10.23	Employment Agreement, dated as of June 26, 2006, by and between Burlington Coat Factory Warehouse Corporation and Elizabeth Williams.*†
10.24	Separation Agreement, dated as of June 1, 2007, by and between Burlington Coat Factory Warehouse Corporation and Elizabeth Williams.*
10.25	Employment Agreement, dated as of August 30, 2006, by and between Burlington Coat Factory Warehouse Corporation and Thomas Fitzgerald.*†
10.26	Employment Agreement, dated as of June 1, 2007, by and between Burlington Coat Factory Warehouse Corporation and Kristine Breuer.*
10.27	Form of Employment Agreement.*†
10.28	Form of Amendment to Employment Agreement.*
10.29	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.*††††
10.30	Advisory Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC. †
10.31	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.*†

10.32	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.*†
10.33	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.*†
10.34	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.*†
10.35
Amendment to Credit Agreement, dated as of December 12, 2006 among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, and Bank of America, N.A., as Administrative Agent and as collateral agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Wachovia Bank, National Association, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, JPMorgan Chase Bank, N.A., as Co-Documentation Agents.†††

10.36
Amendment to Credit Agreement, dated as of December 12, 2006 among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.†††

12.1	Statement re Calculation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
24.1	Power of Attorney.
31.1	Certification of Mark A. Nesci.
31.2	Certification of Thomas Fitzgerald.
32.1	Certification of Mark A. Nesci pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Thomas Fitzgerald pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

†	Incorporated by reference to the Exhibit to Burlington Coat Factory Warehouse Corporation Registration Statement No. 333-137916 on Form S-4 filed on October 10, 2006.
††	Previously filed as an Exhibit to Registration Statement No. 333-137917 on Form S-4 filed on October 10, 2006.
†††	Incorporated by reference to the Exhibit to Amendment No. 2 to Burlington Coat Factory Warehouse Corporation Registration Statement No. 333-137916 on Form S-4 filed on December 29, 2006.
††††	Incorporated by reference to the Exhibit to Current Report on Form 8-K filed on August 17, 2007.
*	Management Contract or Compensation Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
(Registrant)

/s/ Mark A. Nesci
President and Chief Executive Officer

Date: August 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of August 2007.
Signature	Title

/s/ Mark A. Nesci	President and Chief Executive Officer and Director (Principal Executive Officer)
Mark A. Nesci

/s/ Thomas Fitzgerald	Executive Vice President – Chief Financial Officer (Principal Financial Officer)
Thomas Fitzgerald

/s/ Robert L. LaPenta, Jr.	Vice President – Treasurer
Robert L. La Penta, Jr.

*	Director
Joshua Bekenstein

*	Director
Jordan Hitch

*	Director
John Tudor

*
Laki Nomicos	Director

* By: /s/: Mark A. Nesci	Attorney-In-Fact
Mark A. Nesci

The foregoing constitutes all of the Board of Directors and the Principal Executive and Financial Officers of the Registrant.