Form 10-Q
period 2008-04-15
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2008-04-15
CIK 1368775, 718916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2008

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                                Accelerated filer  ☐
Non-accelerated filer (Do not check if a smaller reporting company)    ☒                             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 15, 2008, the registrant had 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company) and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	March 1, 2008	June 2, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$45,532	$33,878
Restricted Cash and Cash Equivalents	2,707	2,753
Accounts Receivable, Net	31,572	30,590
Merchandise Inventories	784,139	710,571
Deferred Tax Assets	36,849	35,143
Prepaid and Other Current Assets	40,941	34,257
Income Tax Receivable	--	1,109
Assets Held for Disposal	5,078	35,073

Total Current Assets	946,818	883,374

Property and Equipment, Net	936,245	948,334
Tradenames	526,300	526,300
Favorable Leases, Net	557,470	574,879
Goodwill	46,219	46,219
Other Assets	61,137	57,415

Total Assets	$3,074,189	$3,036,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$465,427	$395,375
Income Taxes Payable	24,561	--
Other Current Liabilities	202,087	198,627
Current Maturities of Long Term Debt and Capital Leases	1,592	5,974

Total Current Liabilities	693,667	599,976

Long Term Debt and Capital Leases	1,404,768	1,456,330
Other Liabilities	128,900	48,447
Deferred Tax Liability	475,951	551,298

Commitments and Contingencies (Note 16)

Stockholders' Equity:

Common Stock	-	-
Capital in Excess of Par Value	456,222	454,935
Accumulated Deficit	(85,319)	(74,465)
Total Stockholders' Equity	370,903	380,470
Total Liabilities and Stockholders' Equity	$3,074,189	$3,036,521

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Nine Months Ended		Three Months Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

REVENUES:
Net Sales	$2,612,448	$2,628,912	$987,113	$987,299
Other Revenue	23,966	30,373	8,103	10,819
	2,636,414	2,659,285	995,216	998,118

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,613,242	1,649,636	612,304	622,253
Selling and Administrative Expenses	802,792	790,960	273,504	256,319
Depreciation	94,001	103,815	32,399	34,216
Amortization	32,136	32,523	10,756	10,726
Interest Expense	96,813	102,344	29,903	31,714
Impairment Charges	7,873	3,677	494	-
Other Income, Net	(10,534)	(4,867)	(8,033)	(3,204)
	2,636,323	2,678,088	951,327	952,024

Income (Loss) Before Income Tax Expense (Benefit)	91	(18,803)	43,889	46,094

Income Tax Expense (Benefit)	533	(9,794)	17,109	15,042

Net (Loss) Income	$(442)	$(9,009)	$26,780	$31,052

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Nine Months Ended

	March 1, 2008	March 3, 2007

OPERATING ACTIVITIES
Net Loss	$(442)	$(9,009)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation	94,001	103,815
Amortization	32,136	32,523
Impairment Charges	7,873	3,677
Accretion of Senior Notes and Senior Discount Notes	10,081	8,801
Interest Rate Cap Agreement - Adjustment to Market	176	1,883
Provision for Losses on Accounts Receivable	2,194	2,256
Provision for Deferred Income Taxes	(30,969)	(52,703)
Loss on Disposition of Fixed Assets and Leasehold Improvements	1,024	1,223
Stock Option Expense and Deferred Compensation Amortization	1,287	6,826
Non-Cash Rent Expense	1,460	4,663
Other	(806)	245
Changes in Assets and Liabilities:
Accounts Receivable	(6,561)	(6,349)
Merchandise Inventories	(73,568)	(58,458)
Prepaid and Other Current Assets	(7,866)	(1,194)
Accounts Payable	70,052	22,690
Accrued and Other Current Liabilities	30,573	48,260
Deferred Rent Incentives	15,144	20,414
Net Cash Provided by Operating Activities	145,789	129,563

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(64,982)	(54,343)
Proceeds Received from Sale of Fixed Assets and Leasehold Improvements	2,159	4,650
Change in Restricted Cash and Cash Equivalents	46	11,040
Lease Acquisition Costs	(4,150)	--
Other	(34)	66
Net Cash Used in Investing Activities	(66,961)	(38,587)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Senior Secured Revolving Facility	437,301	404,858
Principal Payments on Long Term Debt	(1,327)	(1,243)
Principal Payments on Term Loan	(11,443)	(13,500)
Principal Payments on Long Term Debt - ABL Senior Secured Revolving Facility	(490,556)	(479,994)
Equity Investment	--	200
Purchase of Interest Rate Cap Contract	(424)	--
Payment of Dividends	(725)	--

Net Cash Used in Financing Activities	(67,174)	(89,679)

Increase in Cash and Cash Equivalents	11,654	1,297
Cash and Cash Equivalents at Beginning of Period	33,878	58,376
Cash and Cash Equivalents at End of Period	$45,532	$59,673

Supplemental Disclosure of Cash Flow Information
Interest Paid	$78,932	$87,216
Income Taxes Paid, Net of Refunds	$5,831	$13,720

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$(2,700)	$(2,012)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 1, 2008
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (“Company” or “Holdings”). Burlington Coat Factory Investments Holdings, Inc. has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of the Company.  The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods. The balance sheet at June 2, 2007 has been derived from the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007 (“Fiscal 2007”). Because the Company's business is seasonal in nature, the operating results for the nine month period ended March 1, 2008 is not necessarily indicative of results for the fiscal year ending May 31, 2008 (“Fiscal 2008”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for Fiscal 2007.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries in which it has a  controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest.  All intercompany accounts and transactions have been eliminated.

Holdings was incorporated in the State of Delaware on April 10, 2006. Holdings’ Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Burlington Coat Factory Holdings, Inc. (“Parent”) is the only holder of record of this stock.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised and rescinded by SAB No. 104, "Revenue Recognition". Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.  Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption. Prior to December 29, 2007, except where prohibited by law, after 12 months of non-use, a monthly dormancy service fee was deducted from the remaining balance of the store value card and recorded as “Other Revenue”.   The Company presents sales, net of sales taxes, in its Condensed Consolidated Statement of Operations.

On December 29, 2007, the Company discontinued assessing a dormancy service fee on inactive store value cards.   Instead, the Company now estimates and recognizes store value card breakage income in proportion to actual store value card redemptions and records such income in the line item “Other Income, Net” in the Company’s Condensed Consolidated Statement of Operations. The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  See Note 12 and Note 13.

2. Assets Held for Disposal

Assets Held for Disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed as “Assets Held for Disposal” are primarily comprised of buildings related to store operations and store leases held by the Company.

Assets held for disposal are valued at the lower of their carrying value or fair value as follows (in thousands):

	March 1, 2008	June 2, 2007
Fixed Assets	$2,325	$32,320
Favorable Leases	2,753	2,753
	$5,078	$35,073

During the nine months ended March 1, 2008, the Company completed the sale of assets with a carrying value of $1.9 million that were previously held for sale related to two locations.  Additionally, certain assets which were previously held for sale no longer qualified as held for sale due to the fact that there is no longer an active program to locate a buyer.  As a result, the Company reclassified operating stores with a fixed asset value of $28.0 million out of the line item “Assets Held for Disposal” on the Company’s Condensed Consolidated Balance Sheets into the line item “Property and Equipment, Net.”  The impact of the transaction resulted in a charge against the line item “Other Income, Net” in the Company’s Condensed Consolidated Statements of Operations of $0.3 million for the nine months ended March 1, 2008, reflecting the adjustment for depreciation expense that would have been recognized had the asset been continuously classified as held and used.

3. Long Term Debt

Long-term debt consists of (in thousands):
	March 1, 2008	June 2, 2007
Industrial Revenue Bonds, principal due annually, 6.0% interest due in semi-annual payments of various amounts from March 1, 2008 to September 1, 2010.	$3,295	$4,190
Promissory Note, 4.43% due in monthly payments of $8 through December 23, 2011.	319	375
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	783	934
Senior Notes, 11.125% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2008 to April 15, 2014.	300,066	299,665
Senior Discount Notes, 14.5% due at maturity on October 15, 2014. Semi-annual discount accretion to maturity amount from October 15, 2006 to April 15, 2008 and semi-annual interest payments from October 15, 2008 to October 15, 2014.	97,658	87,978
$900 million Senior Secured Term Loan Facility, LIBOR plus 2.25% due in quarterly payments of $2.3 million from March 1, 2008 to May 28, 2013.	872,807	884,250
$800 million Available Business Line (“ABL”) Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance.	105,745	159,000

Capital Lease Obligations	25,687	25,912
Subtotal	1,406,360	1,462,304
Less Current Portion	(1,592)	(5,974)
Long-Term Debt and Obligations Under Capital Leases	$1,404,768	$1,456,330

The $900 million Senior Secured Term Loan Facility is to be repaid in quarterly payments of $2.3 million from March 1, 2008 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of the available free cash flow (as defined in the credit agreement).  This payment offsets future mandatory quarterly payments.  Based on the available free cash flow for the year ended June 2, 2007, the Company paid $11.4 million on September 4, 2007.  This payment offsets the quarterly payments of $2.3 million through the third quarter of the fiscal year ended May 30, 2009 (“Fiscal 2009”) and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  As a result, the Company is not required to make any cash payments related to the mandatory quarterly payments earlier than the fourth quarter of Fiscal 2009.

Repayments, net of borrowings amounted to $53.3 million for the nine months ended March 1, 2008, related to the Company’s $800 million ABL Senior Secured Revolving Facility.  These repayments are the result of excess cash flow that the Company used to pay down the facility at various points in time.  For the three months ended March 1, 2008, the Company borrowed $2.0 million, net of repayments.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Senior Secured Revolving Facility and the $900 million Senior Secured Term Loan Facility.  These guarantees are both joint and several.

As of March 1, 2008, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Senior Secured Revolving Facility and the Senior Secured Term Loan  Facility, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $47.9 million and $55.6 million in deferred financing fees, net of accumulated amortization, as of March 1, 2008 and June 2, 2007, respectively, related to its long term debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $7.7 million and $2.6 million for the nine and three month periods ended March 1, 2008, respectively, and $7.7 million and $2.6 million for the nine and three month periods ended March 3, 2007, respectively.  These amounts are recorded in the line item “Amortization” in the Company’s Condensed Consolidated Statements of Operations.

4.  Lines of Credit

The $800 million ABL Senior Secured Revolving Facility was entered into on April 13, 2006 and is for a five-year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the facility during the nine and three month period ended March 1, 2008 was $247.2 million and $105.7 million, respectively. Average borrowings during the nine and three month periods ended March 1, 2008 amounted to $150.4 million and $43.2 million, respectively, at an average interest rate of 7.05% and 6.60%, respectively. At March 1, 2008 and June 2, 2007, $105.7 million and $159.0 million, respectively, were outstanding under this credit facility. Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

5.  Derivative Instruments and Hedging Activities

The Company participates in two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations.  These agreements are classified as “Other Assets” within the Company’s Condensed Consolidated Balance Sheets. Each agreement became effective on May 12, 2006.  One interest rate cap agreement has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  The other agreement has a notional principal amount of $700 million with a cap rate of 7.0% and terminates on May 29, 2009.  The Company does not monitor these interest rate cap agreements for hedge effectiveness.

On December 20, 2007, the Company entered into an interest rate cap agreement to limit interest rate risk associated with its future long-term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement has been classified as “Other Assets” within the Company’s Condensed Consolidated Balance Sheets.  The agreement will be effective on May 29, 2009 upon the termination of the Company’s existing $700 million interest rate cap agreement.  The Company will determine prior to the effective date whether it will monitor this interest rate cap agreement for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate cap to fair value on a quarterly basis and as a result, gains or losses associated with this agreement will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

Losses associated with the above interest rate cap agreements amounted to $0.2 million and $0.1 million for the nine and three month periods ended March 1, 2008, respectively, compared with $1.9 million and $0.2 million for the nine and three month periods ended March 3, 2007, respectively, and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations. The fair market value of the interest rate cap agreements at March 1, 2008 and June 2, 2007 amounted to $0.5 million and $0.3 million, respectively and are included in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.

6. Store Exit Costs

The Company establishes reserves covering future obligations of closed stores and stores expected to be closed, including lease and severance obligations.  These reserves are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets and are recorded under the line item “Selling and Administrative

Expenses” on the Company’s Condensed Consolidated Statement of Operations.  Reserves at March 1, 2008 and June 2, 2007 consisted of (in thousands):

Fiscal Year Reserve Established	Balance at June 2, 2007	Provisions	Payments	Settlements	Reductions **	Balance at March 1, 2008
2005	$241	$-	$(128)	$-	$-	$113
2007	1,078	3	(462)	(475)	(144)	-
2008	-	725	(434)	(10)	(7)	274
	$1,319	$728	$(1,024)	$(485)	$(151)	$387

** 2007 reduction of $0.1 million relieved primarily due to the settlement of a liability with a landlord at a lower amount than was accrued.

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments over the remainder of the contractual obligation periods are: Fiscal 2008 - $0.2 million and Fiscal 2009 - $0.2 million.

7. Income Taxes

As of March 1, 2008, the Company had a current deferred tax asset of $36.8 million and a non-current deferred tax liability of $476.0 million.  As of June 2, 2007, the Company had a current deferred tax asset of $35.1 million and a non-current deferred tax liability of $551.3 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

Income taxes are provided on an interim basis based upon the Company’s estimate of the effective annual income tax rate. The effective tax rate for both the nine and three month periods ended March 1, 2008 differ from the estimate of the effective annual income tax rate due to certain discrete items.   The discrete tax items recorded  for the nine months ended March 1, 2008 consisted of three adjustments: a decrease to tax expense of $0.7 million to adjust deferred tax asset and liabilities for a change in state tax law, an increase to tax expense of $0.1 million for prior year accrual to return adjustment, and net increase to tax expense of $1.0 million as a result of the new requirements under FIN 48 (as defined below) related to the recognition of uncertain tax positions and related interest and penalties.  The discrete tax items recorded for the nine months ended March 3, 2007 consisted of two adjustments: a decrease to tax expense of $3.0 million for prior year accrual to return adjustment, and an increase to tax expense of $0.8 million for certain tax reserves. The effective tax rates for the three month periods ended March 1, 2008 and March 3, 2007 differ from their annual effective tax rates due to adjustments for the effects of the change in the estimated annual effective tax rates used in the first two fiscal quarters of Fiscal 2008 and Fiscal 2007 and discrete items recorded during each three month period.

As of March 1, 2008 and June 2, 2007, valuation allowances amounted to $8.3 million and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a majority of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2008.   Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the April 13, 2006 Merger Transaction involving Bain Capital, LLC (the “Merger Transaction”), where a valuation allowance has been established, will be recorded first to reduce to zero the goodwill related to the Merger Transaction, second to reduce to zero other non-current intangible assets and third to reduce income tax expense.

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) as of June 3, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

    Upon adoption, the cumulative effect of applying the provisions of FIN 48 was an increase of approximately $48.9 million in the liability for unrecognized tax benefits and related interest and penalty, a $39.2 million decrease in the deferred income tax liability and a $9.7 million increase in the accumulated deficit.  As of March 1, 2008, there have been no material changes to the Company’s unrecognized tax benefits since the date of adoption. State related FIN 48 liabilities that may be reduced within the next 12 months as a result of a lapse of the statute of limitations are approximately $0.6 million.

    As of March 1, 2008, the Company reported total unrecognized benefits of $55.8 million, of which $19.7 million would affect the Company’s effective tax rate if recognized.  As a result of positions taken during a prior period, the Company recorded $2.8 million and $0.7 million of interest for the nine and three month periods ended March 1, 2008, respectively.  In addition, the Company recorded no penalties for the nine months ended March 1, 2008 and reduced previously recorded penalties of $0.2 million for the three months ended March 1, 2008.  Cumulative interest and penalties of $15.3 million have been recorded on the Company’s Condensed Consolidated Balance Sheet as of March 1, 2008.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2007 and is currently under IRS examination for fiscal years 2004 and 2005.  The Company or its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2007.

8. Barter Transactions

The Company accounts for barter transactions under Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29” and Emerging Issues Task Force 93-11 (“EITF 93-11”), “Accounting for Barter Transactions Involving Barter Credits.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. During the Company’s first quarter of Fiscal 2008, the Company exchanged $5.2 million of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $5.2 million in the Company’s Condensed Consolidated Statements of Operations.  The advertising credits received are to be used over the next three to five years.  The Company recorded prepaid advertising of $1.7 million in the line item “Prepaid and Other Current Assets” and $2.3 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of March 1, 2008.  For the nine and three month periods ended March 1, 2008, the Company utilized $1.2 million and $0.5 million, respectively, of the barter advertising credits.

9.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (“Plan”). The Plan provides for the granting of service-based and performance-based stock options and restricted stock to executive officers and other key employees of the Company and its subsidiaries.  Pursuant to the Plan, employees are granted options to purchase units of common stock in the Parent. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent.  The options are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent’s common stock.  There are 511,122 units reserved under the Plan consisting of 4,600,098 shares of Class A common stock of Parent and 511,122 shares of Class L common stock of Parent.

Units granted during the nine and three month period ended March 1, 2008 are all service-based awards which were granted in three tranches with exercise prices as follows: Tranche 1:  $100 per unit; Tranche 2:  $180 per unit; and Tranche 3:  $270 per unit.  The service-based awards vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options become exercisable upon a change of control. Unless determined otherwise by the plan administrator, upon cessation of employment; (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of March 1, 2008, the Company had 414,500 options outstanding to purchase units. All options granted to date are service-based awards. On June 4, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” ("SFAS 123R"), using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. For the nine and three months ended March 1, 2008, the Company recognized non-cash stock compensation expense of $1.3 million ($0.8 million after tax) and $0.8 million ($0.5 million after tax), respectively, net of a $0.8 million forfeiture adjustment for the nine month period that was recorded as a result of actual forfeitures being higher than initially estimated.  There was no forfeiture adjustment during the three

months ended March 1, 2008.   In comparison, for the nine and three months ended March 3, 2007, the Company recorded $2.4 million ($1.4 million after tax) and $0.8 million ($0.5 million after tax), respectively, of non-cash stock compensation expense.  The amounts for all periods are included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations. The application of SFAS 123R had no impact on the Company’s Condensed Consolidated Statements of Cash Flow. At March 1, 2008, there was approximately $11.1 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 5.0 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. During the nine and three months ended March 1, 2008, there were options granted to purchase 127,500 and 42,500 units, respectively. There were no options to purchase units cancelled and no options were exercised during the period ended March 1, 2008. At March 1, 2008 no options were exercisable.

Stock Option Unit Transactions are summarized as follows:
	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding June 2, 2007	367,000	$180.00

Options Issued	127,500	$183.33

Options Forfeited	(80,000)	$180.00

Options Cancelled	--	--

Options Exercised	--	--

Options Outstanding March 1, 2008	414,500	$181.03

The following table summarizes information about the stock options outstanding under the Plan as of March 1, 2008:

Option Units Outstanding				Option Units Exercisable
	Range of Exercise Prices	Number Outstanding at March 1, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 1, 2008
Tranche 1	$90.00 - 100.00	138,167	8.6	$93.08	-
Tranche 2	$180.00	138,167	8.6	$180.00	-
Tranche 3	$270.00	138,166	8.6	$270.00	-
		414,500			-

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan in Fiscal 2007 and Fiscal 2008:

	Nine Months Ended March 1, 2008	Nine Months Ended March 3, 2007

Risk-free interest rate	4.11%	4.75%
Expected volatility	67%	70%
Expected life	4.5 years	4.5 years
Contractual life	10 years	10 years
Expected dividend yield	0.0%	0.0%
Fair value of option units granted
Tranche 1 Tranche 2 Tranche 3	$56.65 $42.60 $33.13	$53.13 $38.79 $30.53

In accordance with the SEC Staff Accounting Bulletin 110 (“SAB 110”), the Company uses the simplified method in developing an estimate of expected life as adequate information about employee exercise behavior is not available.

10. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

Impairment charges recorded during each of the nine and three month periods ended March 1, 2008 amounted to $7.9 million and $0.5 million, respectively.  Impairment charges for both the nine and three month periods ended March 1, 2008 related to favorable lease assets amounted to $4.9 million (related to six of the Company’s stores) and $0.1 million (related to two of the Company’s stores), respectively.  The Company also impaired $1.2 million and $0.1 million of leasehold improvements for the nine and three months ended March 1, 2008, respectively, and $1.3 million and $0.3 million of furniture and fixtures for the nine and three month periods ended March 1, 2008, respectively.  For the nine months ended March 1, 2008, $0.5 million of certain warehouse equipment was also impaired.  Impairment charges recorded during the nine months ended March 3, 2007 amounted to $3.7 million.  There were no impairment charges during the three months ended March 3, 2007.  For the nine months ended March 3, 2007, $2.6 million of the impairment charge related to leasehold improvements and $1.1 million of the impairment charge related to favorable leases at two of the Company’s stores.  The impairment charges for the periods ended March 1, 2008 and March 3, 2007 are predominately related to a decline in operating performance of certain stores.

11.  Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  For the nine and three month period ended March 1, 2008 and the nine and three month period ended March 3, 2007, comprehensive income (loss) consisted of net income (loss).

12. Other Revenue

Other Revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration, dormancy and other service charges, and other miscellaneous items.  Layaway, alteration, dormancy and other service fees (“Service Fees”) amounted to $8.6 million and $2.0 million for the nine and three month periods ended March 1, 2008, respectively, compared with $12.6 million and $3.9 million for the nine and three month periods ended March 3, 2007, respectively.  The decrease in Service Fees is related to the Company’s decision to cease charging dormancy service fees on outstanding balances of store value cards (Footnote 13).  Dormancy service fees contributed an additional $3.8 million and $2.0 million for the nine and three month periods ended March 3, 2007 as compared to the same periods ended March 1, 2008.

Rental income from leased departments amounted to $6.3 million and $2.8 million for each of the nine and three month periods ended March 1, 2008, respectively, compared with $8.3 million and $3.5 million for each of the nine and three month periods ended March 3, 2007, respectively. Subleased rental income and other miscellaneous revenue items amounted to $9.1 million and $3.3 million for the nine and three month periods ended March 1, 2008, respectively, compared with $9.4 million and $3.4 million for the nine and three month periods ended March 3, 2007, respectively.

13.  Store Value Cards

Store value cards include gift cards and store credits issued from merchandise returns.  Store value cards are recorded as a current liability upon purchase, and revenue is recognized when the store value card is redeemed for merchandise.  Store value cards issued by the Company do not have an expiration date and are not redeemable for cash.  Prior to December 29, 2007, if a store value card remained inactive for greater than 13 months, the Company assessed the recipient a monthly dormancy service fee, where allowed by law, which was automatically deducted from the remaining value of the card.   Dormancy service fee income was recorded as part of the line item “Other Revenue” in the Company’s Condensed Consolidated Statement of Operations.

Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a corporation in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing December 29, 2007.  In connection with the establishment of BCF Cards, Inc., the Company recorded $4.7 million of store value card breakage income in the line item “Other Income, Net” in the Company’s Condensed Consolidated Statements of Operations.  This amount, which was all recorded in the three months ended March 1, 2008, included cumulative breakage income related to store value cards issued since the Company introduced its store value card program.

On December 29, 2007, the Company discontinued assessing a dormancy service fee on inactive store value cards.   Instead, the Company estimates and recognizes store value card breakage income in proportion to actual store value card redemptions and records such income in the line item “Other Income, Net” in the Company’s Condensed Consolidated Statement of Operations. The Company now determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

14.  Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company has one reportable segment operating within the United States. Sales by major product categories are as follows (in thousands):

	Nine Months Ended		Three Months Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Apparel	$2,125,903	$2,113,801	$814,991	$805,114
Home Products	486,545	515,111	172,122	182,185
	$2,612,448	$2,628,912	$987,113	$987,299

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

15.  Acquisition of Value City Leases and Other Leases

Value City Leases

 On October 3, 2007, Burlington Coat Factory Warehouse Corporation and certain wholly-owned subsidiaries (“Burlington”) entered into an Agreement to Acquire Leases and Lease Properties (the “Agreement”) from  Retail Ventures, Inc., an Ohio corporation (“RVI”), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (“Value City” or “VCDS”), and GB Retailers, Inc., a Delaware corporation (“GB Retailers” and, together with VCDS, the “VCDS Tenants”), and from Schottenstein Stores Corporation (“SSC”) and certain affiliates of SSC (collectively with SSC, the “SSC Landlords”). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the “Value City Entities.”  As of the date the Agreement was signed, the aggregate purchase price to be paid by Burlington for up to 24 leases was approximately $16.0 million subject to certain potential adjustments provided for in the Agreement.

The Value City Entities and Burlington have undertaken good faith efforts to obtain the necessary landlord consents and lease amendments to allow the disposition of the leased premises to occur as specified in the Agreement. In the event that any necessary landlord consents or lease amendments cannot be obtained, the parties may remove one or more of the Leased Premises from the transaction. The effective dates of the lease assignments and transfer of possession of the Leased Premises will occur on various dates, subject to change as described in the Agreement. The Agreement contains customary representations, warranties and covenants, and the transactions contemplated by the Agreement are subject to certain adjustments and closing conditions.

In connection with the Agreement, the parties entered into an escrow agreement pursuant to which approximately ten percent (10%) of the purchase price for the leased premises was deposited with the escrow agent upon execution of the Agreement and is included in the line item “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheets. The escrow proceeds and the remainder of the purchase price will be delivered to Value City at the closing of the contemplated transactions. Also at the closing, RVI will enter into an indemnification agreement with Burlington pursuant to which the Company will provide certain indemnities and undertake certain obligations in favor of Burlington.

During the nine and three months ended March 1, 2008, the Company finalized the acquisition of four of the Value City leases for a total purchase price of $2.6 million, including $0.1 million of related expenses.  The lease acquisition costs are reflected in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheet.   In connection with

the acquisition of these leases, the Company received $1.8 million of lease incentives, which are included in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheet.  The lease acquisition assets and deferred lease incentives will be amortized to rent expense over the lease term which ranges from 8 years to 11 years.   The Company expects to open stores at these leased locations in Fiscal 2009.

As of March 1, 2008, two of the original 24 locations were removed from the transaction.  In addition, the Company has made arrangements to transfer three locations to the landlords thereof and to enter into leases for such locations with such landlords, thus reducing the aggregate purchase price of the entire transaction from $16 million to $9 million.

Other Lease Acquisitions

During the nine and three months ended March 1, 2008, the Company finalized the acquisition of a lease related to a location in Puerto Rico for a total purchase price of $1.5 million.   The lease acquisition cost is reflected in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheet and will be amortized to rent expense over the lease term, which is 14 years.  The Company expects to open a store at this leased location in Fiscal 2009.

16.  Commitments and Contingencies

The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of March 1, 2008, the Company committed to 37 new lease agreements (exclusive of 5 relocations) for locations at which stores are expected to be opened in Fiscal 2009.

17.  Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the nine months ended March 3, 2007 and to the Condensed Consolidated Statement of Cash Flows for the nine months ended March 3, 2007 to conform to the classifications used in the current period.

In the Condensed Consolidated Statements of Operations, for the nine month period ended March 3, 2007, impairment expense of $2.6 million and $1.1 million, previously recorded in the line items “Depreciation” and “Amortization,” respectively,  has been reclassified as “Impairment” for such periods.

In the Condensed Consolidated Statement of Cash Flows for the nine month period ended March 3, 2007, impairment expense of $2.6 million and $1.1 million, previously included in the line items “Depreciation” and “Amortization,” respectively, has been reclassified as “Impairment” for such period.  Additionally, $4.7 million and $0.2 million, previously recorded together in the line item “Non-Cash Rent Expense and Other” have been reclassified to the line items “Non-Cash Rent Expense” and “Other,” respectively in the Company’s Condensed Consolidated Statement of Cash Flows for such period.

18. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is in the process of evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.  In February 2008, the FASB issued FSP SFAS No. 157-2,  "Effective Date for FASB Statement No. 157."  This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assists and non-financial liabilities until fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations (revised 2007)”  (SFAS No. 141(R)).  SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.

19. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 .125% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or the Company, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on Holdings Senior Discount Notes, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 1, 2008

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
Current Assets:
Cash and Cash Equivalents	$-	$14,220	$31,312	$-	$45,532
Restricted Cash and Cash Equivalents	-	-	2,707	-	2,707
Investments	-	-	-	-	-
Accounts Receivable, Net	-	24,470	7,102	-	31,572
Merchandise Inventories	-	1,419	782,720	-	784,139
Deferred Tax Asset	-	12,782	24,067	-	36,849
Prepaid and Other Current Assets	-	84,054	9,879	(52,992)	40,941
Assets Held for Disposal	-	-	5,078	-	5,078
Total Current Assets	-	136,945	862,865	(52,992)	946,818

Property and Equipment, Net	-	59,980	876,265	-	936,245
Goodwill	-	46,219	-	-	46,219
Tradenames	-	526,300	-	-	526,300
Favorable Leases, Net		-	557,470	-	557,470
Other Assets	370,903	1,679,235	22,181	(2,011,182)	61,137
Total Assets	$370,903	$2,448,679	$2,318,781	$(2,064,174)	$3,074,189

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$465,427	$-	$-	$465,427
Other Current Liabilities	-	95,716	183,924	(52,992)	226,648
Current Maturities of Long Term Debt and Capital Leases	-	-	1,592	-	1,592
Total Current Liabilities	-	561,143	185,516	(52,992)	693,667

Long Term Debt and Capital Leases	-	1,278,618	126,150	-	1,404,768
Other Liabilities	-	17,196	121,704	(10,000)	128,900
Deferred Tax Liability	-	220,819	255,132	-	475,951

Stockholders' Equity:
Preferred Stock	-	-	-	-	-
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	456,222	456,222	1,358,399	(1,814,621)	456,222
(Accumulated Deficit) Retained Earnings	(85,319)	(85,319)	271,880	(186,561)	(85,319)
Total Stockholders' Equity	370,903	370,903	1,630,279	(2,001,182)	370,903
Total Liabilities and Stockholders' Equity	$370,903	$2,448,679	$2,318,781	$(2,064,174)	$3,074,189

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 2, 2007

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

Current Assets:
Cash and Cash Equivalents	$-	$20,035	$13,843	$-	$33,878
Restricted Cash and Cash Equivalents	-	-	2,753	-	2,753
Investments	-	-	-	-	-
Accounts Receivable, Net	-	28,787	1,803	-	30,590
Merchandise Inventories	-	1,275	709,296	-	710,571
Deferred Tax Asset	-	13,233	21,910	-	35,143
Prepaid and Other Current Assets	-	24,741	13,849	(3,224)	35,366
Assets Held for Disposal	-	-	35,073	-	35,073
Total Current Assets	-	88,071	798,527	(3,224)	883,374

Property and Equipment, Net	-	59,856	888,478	-	948,334
Goodwill	-	46,219	-	-	46,219
Tradenames	-	526,300	-	-	526,300
Favorable Leases, Net		-	574,879	-	574,879
Other Assets	380,470	1,738,583	9,231	(2,070,869)	57,415
Total Assets	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$395,375	$-	$-	$395,375
Other Current Liabilities	-	115,103	86,748	(3,224)	198,627

Current Maturities of Long Term Debt and Capital Leases	-	4,500	1,474	-	5,974
Total Current Liabilities	-	514,978	88,222	(3,224)	599,976

Long Term Debt and Capital Leases	-	1,338,415	117,915	-	1,456,330
Other Liabilities	-	10,622	47,825	(10,000)	48,447
Deferred Tax Liability	-	214,544	336,754	-	551,298

Stockholders' Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	454,935	454,935	1,522,383	(1,977,318)	454,935
(Accumulated Deficit) Retained Earnings	(74,465)	(74,465)	158,016	(83,551)	(74,465)

Total Stockholders' Equity	380,470	380,470	1,680,399	(2,060,869)	380,470

Total Liabilities and Stockholders' Equity	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended March 1, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$3,039	$2,609,409	$-	$2,612,448
Other Revenue	-	370	23,596	-	23,966
	-	3,409	2,633,005	-	2,636,414

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	1,874	1,611,368	-	1,613,242
Selling and Administrative Expenses	-	102,029	700,763	-	802,792
Depreciation	-	18,585	75,416	-	94,001
Amortization	-	7,333	24,803	-	32,136
Impairment Charges	-	-	7,873	-	7,873
Interest Expense	-	85,302	11,511	-	96,813
Other Income, Net	-	(3,595)	(6,939)	-	(10,534)
Equity in (Earnings) Loss of Subsidiaries	442	(125,094)	-	124,652	-
	442	86,434	2,424,795	124,652	2,636,323

(Loss) Income Before Income Tax (Benefit) Expense	(442)	(83,025)	208,210	(124,652)	91
Income Tax (Benefit) Expense	-	(82,583)	83,116	-	533
Net (Loss) Income	$(442)	$(442)	$125,094	$(124,652)	$(442)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 1, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$1,173	$985,940	$-	$987,113
Other Revenue	-	(1,622)	9,725	-	8,103
	-	(449)	995,665	-	995,216

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	725	611,579	-	612,304
Selling and Administrative Expenses	-	36,609	236,895		273,504
Depreciation	-	5,431	26,968	-	32,399
Amortization	-	(921)	11,677	-	10,756
Impairment Charges	-	-	494	-	494
Interest Expense	-	25,957	3,946	-	29,903
Other Income, Net	-	(2,793)	(5,240)	-	(8,033)
Equity in (Earnings) Loss of Subsidiaries	(26,780)	(66,053)	-	92,833	-
	(26,780)	(1,045)	886,319	92,833	951,327

Income (Loss) Before Income Tax (Benefit) Expense	26,780	596	109,346	(92,833)	43,889
Income Tax (Benefit) Expense	-	(26,184)	43,293	-	17,109
Net Income (Loss)	$26,780	$26,780	$66,053	$(92,833)	$26,780

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended March 3, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$-	$3,456	$2,625,456	$-	$2,628,912
Other Revenue		792	29,581		30,373
		4,248	2,655,037		2,659,285

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,163	1,647,473	-	1,649,636
Selling and Administrative Expenses	-	117,840	673,120	-	790,960
Depreciation	-	18,235	85,580	-	103,815
Amortization	-	7,362	25,161	-	32,523
Interest Expense	-	92,700	9,644	-	102,344
Impairment Charges	-	-	3,677	-	3,677
Other Income, Net	-	(1,092)	(3,775)	-	(4,867)
Equity in (Earnings) Loss of Subsidiaries	9,009	(102,608)	-	93,599	-
	9,009	134,600	2,440,880	93,599	2,678,088

(Loss) Income Before Income Tax (Benefit) Expense	(9,009)	(130,352)	214,157	(93,599)	(18,803)
Income Tax (Beneift) Expense	-	(121,343)	111,549	-	(9,794)
Net (Loss) Income	$(9,009)	$(9,009)	$102,608	$(93,599)	$(9,009)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 3, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$1,349	$985,950	$-	$987,299
Other Revenue		(3,442)	14,261	-	10,819
		(2,093)	1,000,211	-	998,118

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	848	621,405	-	622,253
Selling and Administrative Expenses	-	41,296	215,023	-	256,319
Depreciation	-	6,478	27,738	-	34,216
Amortization	-	2,458	8,268	-	10,726
Interest Expense	-	29,032	2,682	-	31,714
Impairment Charges	-	-	-	-	-
Other Income, Net	-	(434)	(2,770)	-	(3,204)
Equity in (Earnings) Loss of Subsidiaries	(31,052)	(50,358)	-	81,410	-
	(31,052)	29,320	872,346	81,410	952,024
Income (Loss) Before Income Tax (Benefit) Expense	31,052	(31,413)	127,865	(81,410)	46,094
Income Tax (Benefit) Expense	-	(62,465)	77,507	-	15,042
Net Income (Loss)	$31,052	$31,052	$50,358	$(81,410)	$31,052

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended March 1, 2008
	Holdings	BCFW	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$78,575	$67,214	$-	$145,789

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(18,509)	(46,473)	-	(64,982)
Proceeds Received from Sales of Fixed Assets and Leasehold Improvements	-	-	2,159	-	2,159
Lease Acquisition Costs	-	-	(4,150)		(4,150)
Change in Restricted Cash and Cash Equivalents		-	46		46
Other	-	(34)	-	-	(34)
Net Cash Used in Investing Activities	-	(18,543)	(48,418)	-	(66,961)

FINANCING ACTIVITIES
Proceeds from Long -Term Debt – ABL Senior Secured Revolving Facility	-	437,301	-	-	437,301
Principal Payments on Long Term Debt	-	-	(1,327)	-	(1,327)
Principal Payments on Long Term Loan	-	(11,443)	-	-	(11,443)
Principal Payments on Long Term Debt – ABL Senior Secured Revolving Facility	-	(490,556)	-	-	(490,556)
Equity Investment	-	-	-	-	-
Purchase of Interest Rate Cap - Agreement		(424)			(424)
Payment of Dividends	(725)	(725)	-	725	(725)
Receipt of Dividends	725	-	-	(725)	-
Net Cash Used in Financing Activities	-	(65,847)	(1,327)	-	(67,174)
(Decrease) Increase in Cash and Cash Equivalents	-	(5,815)	17,469	-	11,654
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878
Cash and Cash Equivalents at End of Period	$-	$14,220	$31,312	$-	$45,532

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended March 3, 2007
	Holdings	BCFW	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$59,528	$70,035	$-	$129,563

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(7,725)	(46,618)	-	(54,343)
Proceeds Received from Sales of Fixed Assets and Leasehold Improvements	-		4,650	-	4,650
Lease Acquisition Costs	-	-	-	-	-
Change in Restricted Cash and Cash Equivalents			11,040		11,040
Other	-		66	-	66
Net Cash Used in Investing Activities		(7,725)	(30,862)	-	(38,587)

Proceeds from Long Term Debt – ABL Senior Secured Revolving Facility	-	404,858		-	404,858
Principal Payments on Long Term Debt	-		(1,243)	-	(1,243)
Principal Payments on Long Term Loan	-	(13,500)		-	(13,500)
Principal Payments on Long Term Debt - ABL Senior Secured Revolving Facility	-	(479,994)		-	(479,994)
Equity Investment	-	200		-	200
Purchase of Interest Rate Cap Agreement	-	-	-	-	-
Payment of Dividends	-	-	-	-	-
Receipt of Dividends	-	-	-	-	-
Net Cash Used in Financing Activities	-	(88,436)	(1,243)	-	(89,679)
(Decrease) Increase in Cash and Cash Equivalents	-	(36,633)	37,930	-	1,297
Cash and Cash Equivalents at Beginning of Period	-	48,865	9,511	-	58,376
Cash and Cash Equivalents at End of Period	$-	$12,232	$47,441	$-	$59,673

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter “we” or “our” or “Holdings”). The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the twelve month period ended June 2, 2007 ("2007 10-K"). Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

We define the 2009 fiscal year (“Fiscal 2009”), the 2008 fiscal year (“Fiscal 2008”) and the 2007 fiscal year (“Fiscal 2007”) as the twelve month period ended May 30, 2009, the twelve month period ended May 31, 2008 and the twelve month period ending June 2, 2007, respectively.

Overview

We experienced a decrease in net sales through the nine months ended March 1, 2008 compared with the nine months ended March 3, 2007.  Net sales were $2,612.4 million for the nine months ended March 1, 2008 and $2,628.9 million for the nine months ended March 3, 2007, a 0.6% decrease.  These results reflect a 5.8% comparative store sales decrease from the comparative period of a year ago due primarily to weakened consumer demand, unseasonably warm weather in September and October, and temporarily low or out of stock issues in certain limited divisions.

Our gross margin as a percentage of sales increased to 38.2% from 37.2% during the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007 due primarily to higher initial markup on purchases.

We recorded a net loss of $0.4 million for the nine month period ended March 1, 2008 compared with a net loss of $9.0 million for the nine month period ended March 3, 2007. Improved markup on purchases and decreases in depreciation expense, amortization expense and interest expense, and an increase in other income, offset in part by an increase in selling and administrative expenses and impairment charges contributed to the improved results.

For the three months ended March 1, 2008 compared with the three months ended March 3, 2007, net sales decreased $0.2 million. Comparative store sales decreased 6.0% during the three months ended March 1, 2008. The decrease in comparative store sales is primarily attributed to weakened consumer demand and temporarily low or out of stock issues in certain limited divisions.

Our gross margin percentage increased to 38.0% from 37.0% during the three month period ended March 1, 2008 compared with the three month period ended March 3, 2007 due primarily to higher initial markup on purchases.

For the three month period ended March 1, 2008, we recorded net income of $26.8 million compared with net income of $31.1 million during the three month period ended March 3, 2007. A decrease in other revenue and an increase in selling and administrative expenses, offset in part by a decrease in cost of sales and increased other income, were responsible for the decrease in net income.

Current Conditions

Acquisition of Value City Leases.  On October 3, 2007, Burlington Coat Factory Warehouse Corporation and certain wholly-owned subsidiaries (“Burlington”) entered into an Agreement to Acquire Leases and Lease Properties (the “Agreement”) from  Retail Ventures, Inc., an Ohio corporation (“RVI”), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (“Value City” or “VCDS”), and GB Retailers, Inc., a Delaware corporation (“GB Retailers” and, together with VCDS, the “VCDS Tenants”), and from Schottenstein Stores Corporation (“SSC”) and certain affiliates of SSC (collectively with SSC, the “SSC Landlords”). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the “Value City Entities.”  The aggregate purchase price to be paid by the Company for up to 22 leases is approximately $9.0 million subject to certain potential adjustments provided for in the Agreement.  Refer to Note 15 to our Condensed Consolidated Financial Statements entitled “Acquisition of Value City Leases and Other Leases” for further discussion of the transaction.

Store Openings, Closings, and Relocations. During the first nine months of Fiscal 2008, we opened nineteen Burlington Coat Factory Warehouse Stores (“BCF” stores) and relocated three BCF stores to locations within the same trading market.  Two MJM Designer Shoe Stores were closed during the nine months ended March 1, 2008.  As of March 1, 2008, we operated 396 stores under the names "Burlington Coat Factory Warehouse" (“BCF”) (378 stores), "Cohoes Fashions" (2 stores), "MJM Designer Shoes" (15 stores), and "Super Baby Depot" (1 store). During the fourth quarter of Fiscal 2008, we opened one additional BCF store.

We have committed to 37 new lease agreements (exclusive of five relocations) for stores to be opened in Fiscal 2009 as follows:

•
four Value City leases executed during the three months ended March 1, 2008 (Refer to Note 15 to our Condensed Consolidated Financial Statements entitled “Acquisition of Value City Leases and Other Leases” for further discussion of the transaction.);

•	eleven (two of which will be relocations) leases expected to be acquired from Value City during the remainder of Fiscal 2008;

•	six (three of which will be relocations) leases expected to be acquired from Value City during Fiscal 2009; and

•	21 additional executed leases.

In addition, we are considering other potential lease agreements that could increase the number of stores opened in Fiscal 2009.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, gross margin, inventory levels, inventory turnover and liquidity.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. We define comparative store sales as sales of those stores (net of sales discounts) that have begun their fifteenth month of operation.  Existing stores whose square footage has been changed by more than 20% and relocated stores (except those relocated within the same shopping center) are classified as new stores for comparative store sales purposes.  The method of calculating comparative store sales varies across the retail industry.  We experienced a decrease in comparative store sales of 5.8% and 6.0% in the nine and three month periods ended March 1, 2008, respectively, compared with the nine and three month periods ended March 3, 2007.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.  While any and all of these factors can impact comparative store sales, we believe that the decrease in comparative store sales in the nine months ended March 1, 2008 as compared to the same period in the prior year is primarily attributable to weakened consumer demand, unseasonably warm weather in September and October, and temporarily low or out of stock issues in certain limited divisions throughout the nine months ended March 1, 2008.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007, we experienced an increase in gross margin percentage to 38.2% from 37.2%. For the three month periods ended March 1, 2008 and March 3, 2007, the gross margin percentage increased to 38.0% from 37.0%. These increases are due primarily to higher initial markup on purchases.

Inventory Levels.  Inventory levels are monitored by management to assure that our stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At March 1, 2008, inventory was $784.1 million as compared with $766.6 million at March 3, 2007. This increase is due primarily to new store inventory.

Inventory Turnover. Inventory turnover is a measure of the length of time we own our inventory and is used as an indication of  how efficiently inventory is bought and sold. This is significant because usually the longer the inventory is owned, the more likely markdowns would be necessary to sell the inventory. Inventory turnover is calculated by dividing net sales before sales discounts by the average retail inventory for the period being measured. The annualized inventory turnover rate of 2.4, realized during the first nine months of Fiscal 2008, is consistent with the annualized inventory turnover rate for the similar period of Fiscal 2007.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced an increase in cash flow of $10.4 million during the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007. Net cash provided by operating activities amounted to $145.8 million for the nine months ended March 1, 2008 compared with $129.6 million for the comparative period in the prior year.    The improvement in net cash provided by operating activities is primarily the result of several factors, as follows:

•
Operating results for the nine months ended March 1, 2008 improved by $8.6 million compared to the operating results for the nine months ended March 3, 2007.  This improvement was a result of decreased depreciation expense during the nine month period ended March 1, 2008 of $9.8 million compared to the nine month period ended March 3, 2007, partially offset by an increase of impairment charges of $4.2 million during the same period.  The impact of these three items on cash flow from operating activities resulted in an increase of $3.0 million for the nine months ended March 1, 2008 compared to the nine months ended March 3, 2007.

•
Net cash provided by operating activities was positively affected by an increase in accounts payable of $47.4 million during the nine months ended March 1, 2008 compared with the nine month period ended March 3, 2007.

•
Merchandise inventory had a larger increase during the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007.  This increase resulted in $15.1 million less cash flow related to the change in inventory during the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007.

•
Accrued and other current liabilities had a smaller increase during the nine months ended March 1, 2008 compared with the nine months ended March 3, 2007 resulting in $17.7 million less cash flow during the nine month period ended March 1, 2008 compared to the similar period in the prior fiscal year.

The improvements in net cash flows from operating activities were augmented by our using less cash for financing activities during the nine months ended March 1, 2008 compared with the nine months ended March 3, 2007.  These cash flow improvements were partially offset by higher levels of spending related to capital expenditures (see “Operational Growth” below) during the nine months ended March 1, 2008 compared with the nine months ended March 3, 2007.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets less current liabilities.  Working capital at March 1, 2008 was $253.2 million compared with $237.2 million at March 3, 2007.  The increase in working capital is primarily the result of increases in merchandise inventory of $17.5 million, deferred tax assets of $6.2 million and prepaid and other current assets of $22.2 million and decreases in accounts payable of $2.2 million and income taxes payable of $10.4 million.  These improvements to working capital are partially offet by decreases in cash and cash equivalents of $14.1 million, accounts receivable of $10.0 million and assets held for disposal of $21.6 million.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, insurance, sales returns, allowances for doubtful accounts, retirement benefits and income taxes. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are consistent with those disclosed in our 2007 10-K, with the exception of the following:

We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN 48") as of June 3, 2007.  Refer to Note 7 to our Condensed Consolidated Financial Statements entitled “Income Taxes” for further discussion on our adoption of FIN 48.

                                                                                                                                                                                                                                                                                                         Adjustments related to the adoption of FIN 48 are reflected as adjustments to the line items “Accumulated Deficit,” “Deferred Taxes”, and “Other Liabilities” in our Condensed Consolidated Balance Sheet, as of the date of adoption.

On December 29, 2007, we discontinued assessing a dormancy service fee on inactive store value cards (gift cards and store credits issued for merchandise returns).   We now estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other Income, Net” in our Condensed Consolidated Statement of Operations. We determine an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the nine and three month periods ended March 1, 2008 and March 3, 2007.

	Percentage of Net Sales		Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	March 1,	March 3,	March 1,	March 3,
	2008	2007	2008	2007

Net Sales	100%	100%	100%	100%

Other Revenue	0.9	1.2	0.8	1.2

Cost of Sales (Exclusive of Depreciation and Amortization)	61.8	62.8	62.0	63.0

Selling and Administrative Expenses	30.7	30.1	27.7	26.0

Depreciation	3.6	4.0	3.3	3.5

Amortization	1.2	1.2	1.1	1.1

Interest Expense	3.7	3.9	3.0	3.2

Impairment Charges	0.3	0.1	0.1	-

Other Income, Net	(0.4)	(0.2)	(0.8)	(0.3)

Income (Loss) before Income Tax Expense (Benefit)	-	(0.7)	4.4	4.7

Income Tax Expense (Benefit)	-	(0.4)	1.7	1.5

Net (Loss) Income	-%	(0.3% )	2.7%	3.2%

Nine Month Period Ended March 1, 2008 compared with Nine Month Period Ended March 3, 2007

Net Sales

Consolidated net sales decreased $16.5 million (0.6%) to $2,612.4 million for the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007.  Comparative stores sales decreased 5.8% for the nine month period ended March 1, 2008 due primarily to weakened consumer demand, unseasonably warm weather in September and October, and temporarily low or out of stock issues in certain limited divisions throughout the nine months ended March 1, 2008.

The decrease in comparative store sales is partially offset by sales of nineteen new BCF stores opened during the first nine months of Fiscal 2008. These new stores contributed $71.0 million to net sales for the nine month period.  Stores opened during Fiscal 2007 contributed $58.5 million to this period’s net sales during their non-comparative sales periods.  Stores closed prior to March 1, 2008 contributed $11.5 million to sales during the nine months ended March 3, 2007.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration, dormancy and other service charges,  and miscellaneous revenue items) decreased to $24.0 million for the nine month period ended March 1, 2008 from $30.4 million for the nine month period ended March 3, 2007. This decrease is primarily related to a decrease of $4.0 million in layaway, alteration, dormancy and other service fees ("Service Fees") and a decrease of $2.0 million in rental income from leased departments.

During the three months ended March 1, 2008, we ceased charging dormancy service fees on outstanding balances of store value cards.  These dormancy service fees contributed an additional $3.8 million to other revenues for the nine months ended March 3, 2007 compared with the nine months ended March 1, 2008.  During the three months ended March 1, 2008, we began recognizing breakage income related to outstanding store value cards and included this income in the line item “Other Income, Net” in our Consolidated Statement of Operations (see discussion on “Other Income, Net” below).

Cost of Sales (Exclusive of Depreciation and Amortization)

Cost of sales decreased $36.4 million (2.2%) for the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007. The dollar decrease in cost of sales was due primarily to the decrease in net sales during the nine month period ended March 1, 2008 compared with the period ended March 3, 2007 and improved initial markup on purchases.

Cost of sales as a percentage of net sales decreased to 61.8% in the Fiscal 2008 nine month period from 62.8% in the Fiscal 2007 nine month period. The decrease in cost of sales as a percentage of net sales for the Fiscal 2008 period compared with the Fiscal 2007 period was primarily the result of increases in initial markup on purchases.

Our cost of sales and gross margin may not be comparative to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include these costs in the “Selling and Administrative Expenses” and “Depreciation” line items in our Condensed Consolidated Statements of Operations. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

Selling and administrative expenses increased $11.8 million (1.5%) for the nine months ended March 1, 2008 compared with the nine months ended March 3, 2007. The increase is primarily driven by increases in occupancy related costs of $13.8 million, an increase in selling supplies of $1.7 million, and increases of $1.3 million in both miscellaneous taxes and temporary help.  These increases are partially offset by a decrease of $8.1 million related to payroll.  The decrease in payroll is primarily the result of a decrease in comparative store payroll of $15.0 million and a decrease of $12.0 million related to costs associated with the April 13, 2006 merger transaction involving Bain Capital, LLC ("Merger Transaction"), partially offset by an increase of $20.2 million for new and non-comparative store payroll for the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007.

Depreciation

Depreciation expense amounted to $94.0 million in the nine month period ended March 1, 2008 compared with $103.8 million in the nine month period ended March 3, 2007. This decrease of $9.8 million is primarily attributable to the asset revaluation of our fixed assets related to the Merger Transaction.  Approximately $13.9 million of computer equipment was determined to have a one year remaining estimated useful life as of the Merger Transaction date.  As a result, those assets were completely depreciated during Fiscal 2007.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges was $32.1 million for the nine month period ended March 1, 2008 compared with $32.5 million for the nine month period ended March 3, 2007.

Interest Expense

Interest Expense was $96.8 million and $102.3 million for the nine month periods ended March 1, 2008 and March 3, 2007, respectively. The decrease in interest expense is primarily related to lower interest rates and lower average borrowings under our ABL Senior Secured Revolving Facility during the first nine months of Fiscal 2008 compared with the first nine months of Fiscal 2007 and to the changes in the fair market value of our interest rate cap agreements.  Adjustments of the interest rate cap agreements to fair value amounted to losses of $0.2 million and $1.9 million for the nine month periods ended March 1, 2008 and March 3, 2007, respectively, which are recorded as “Interest Expense” in our Condensed Consolidated Statement of Operations.

Impairment Charges

Impairment Charges for the nine months ended March 1, 2008 and March 3, 2007 amounted to $7.9 million and $3.7 million, respectively.  For the nine month period ended March 1, 2008, these charges pertained to certain long-lived assets related to twelve of our stores and certain warehouse equipment.  For the nine months ended March 3, 2007, these charges pertained to certain long-lived assets related to two of our stores.  Refer to Note 10 to our Condensed Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of our impairment charges.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $5.7 million to $10.5 million for the nine month period ended March 1, 2008 compared with the nine month period ended March 3, 2007.  This increase is primarily related to the recording of breakage income of $4.7 million (refer to Note 13 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion), and an increase of $2.5 million of miscellaneous income, primarily the result of a litigation settlement related to debit cards.  This increase is partially offset by a decrease of $1.5 million of interest income recorded during the Fiscal 2008 nine month period compared to the Fiscal 2007 nine month period principally due to less funds being invested during the period.

Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a corporation in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing on December 29, 2007.  In connection with the establishment of BCF Cards, Inc., the Company recorded $4.7 million of store value card breakage income in the line item “Other Income, Net” in the Company’s Condensed Consolidated Statements of Operations.  This amount, which was all recorded in the three months ended March 1, 2008, included cumulative breakage income related to store value cards issued since the Company introduced its store value card program.  Refer to Note 13 to our Condensed Consolidated Financial Statements entitled "Store Value Cards" for further discussion.

Income Tax Expense (Benefit)

    Income tax expense was $0.5 million for the nine month period ended March 1, 2008 and income tax benefit was $9.8 million for the nine month period ended March 3, 2007.   The effective tax rate for the nine month periods ended March 1, 2008 and March 3, 2007 are based primarily on our forecasted annualized effective tax rates of 39.8% and 40.0%, respectively.  The effective tax rate for the nine months ended March 1, 2008 and March 3, 2007 differ from the forecasted annualized effective tax rates due to certain discrete adjustments.  The discrete tax items recorded for the nine months ended March 1, 2008 consisted of three adjustments: a decrease to tax expense of $0.7 million to adjust deferred tax asset and liabilities for a change in state tax law, an increase to tax expense of $0.1 million for prior year accrual to return adjustment, and a net increase to tax expense of $1.0 million as a result of the new requirements under FIN 48 related to the recognition of uncertain tax positions and related interest and penalties.  The discrete tax items for the nine months ended March 3, 2007 consisted of two adjustments: a decrease to tax expense of $3.0 million for prior year accrual to return adjustment and an increase to tax expense of $0.8 million for certain tax reserves.

Net (Loss) Income

Net loss  amounted to $0.4 million for the nine month period ended March 1, 2008 compared with $9.0 million for the nine month period ended March 3, 2007. The improved operating results are due primarily to improved initial markup on purchases, decreases in depreciation expense and interest expense and increased other income, offset in part by lower other revenue income, increased selling and administrative costs and an increase related to impairment charges, as described in more detail above.

Three Month Period Ended March 1, 2008 compared with Three Month Period Ended March 3, 2007

Net Sales

Consolidated net sales decreased $0.2 million to $987.1 million for the three month period ended March 1, 2008 compared with the three month period ended March 3, 2007.  Comparative store sales decreased 6.0% for the three month period ended March 1, 2008 due primarily to weakened consumer demand and temporarily low or out of stock issues in certain limited divisions.

The decrease in comparative store sales was partially offset by sales of nineteen new BCF stores opened during the first nine months of Fiscal 2008 that contributed $36.7 million to net sales for the three month period ended March 1, 2008.  Stores opened in Fiscal 2007 contributed $15.8 million to net sales for the three months ended March 1, 2008.  Stores closed prior to March 1, 2008 contributed $3.5 million to sales during the three months ended March 3, 2007.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, Service Fees, and miscellaneous revenue items) decreased to $8.1 million for the three month period ended March 1, 2008 compared with $10.8 million for the period ended March 3, 2007. This decrease is primarily related to decreases in Service Fees of $1.9 million and rental income decreases from leased departments of $0.7 million.

During the three months ended March 1, 2008, we ceased charging dormancy service fees on outstanding balances of store value cards.  These dormancy service fees contributed an additional $2.0 million to other revenues for the three months ended March 3, 2007 compared with the three months ended March 1, 2008.  In the three months ended March 1, 2008, we began recognizing breakage income related to outstanding store value cards and included this income in the line item “Other Income, Net” in our Condensed Consolidated Statement of Operations (see discussion on “Other Income, Net” below).

Cost of Sales (Exclusive of Depreciation and Amortization)

Cost of sales decreased $9.9 million (1.6%) for the three month period ended March 1, 2008 compared with the three month period ended March 3, 2007. The dollar decrease in cost of sales was due primarily to improved initial markup on purchases during the three month period ended March 1, 2008 compared with the three month period ended March 3, 2007.

Cost of sales as a percentage of net sales decreased to 62.0% in the Fiscal 2008 three month period from 63.0% in the Fiscal 2007 three month period. The decrease in cost of sales as a percentage of net sales for the Fiscal 2008 period compared with the Fiscal 2007 period was primarily the result of increases in initial markup on purchases.

Selling and Administrative Expenses

Selling and Administrative Expenses increased $17.2 million (6.7%) for the three month period ended March 1, 2008 compared with the three month period ended March 3, 2007. The increase is primarily driven by the fact that we reduced certain accruals during the three months ended March 3, 2007 related to certain employee incentives of approximately $9.4 million.  No such reduction occurred during the three months ended March 1, 2008.  Additionally, we experienced an increase in occupancy related accounts of $5.5 million primarily related to an increased number of stores in operations and an increase of approximately $2.6 million in advertising expense, each during the three months ended March 1, 2008 as compared to the three months ended March 3, 2007.  These increases were partially offset by a decrease in payroll of $1.5 million which is primarily the result of decreased comparative store payroll of $3.9 million, and a decrease in costs associated with the Merger Transaction of $3.8 million, partially offset by an increase of new and non-comparable store payroll of $6.9 million for the three months ended March 1, 2008 as compared with the three months ended March 3, 2007.

Depreciation

Depreciation expense amounted to $32.4 million in the three month period ended March 1, 2008 compared with $34.2 million in the three month period ended March 3, 2007. This decrease of $1.8 million is attributable primarily to the revaluation of our fixed assets in conjunction with the Merger Transaction.  Approximately $13.9 million of computer equipment was determined to have a one year remaining estimated useful life as of the Merger Transaction date.  As a result, those assets were completely depreciated during Fiscal 2007.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges remained consistent with the prior period.  Amortization expense for both the three month periods ended March 1, 2008 and March 3, 2007 was $10.7 million.

Interest Expense

Interest expense was $29.9 million and $31.7 million for the three month periods ended March 1, 2008 and March 3, 2007, respectively. The decrease in interest expense was primarily related to lower interest rates and lower average borrowings under our ABL Senior Secured Revolving Facility and to changes in the fair market value of our interest rate cap agreements. Adjustments of the interest rate cap contracts to fair value amounted to losses of $0.1 million and $0.2 million for the three month periods ended March 1, 2008 and March 3, 2007, respectively, which are recorded as “Interest Expense” in our Condensed Consolidated Statement of Operations.

Impairment Charges

Impairment Charges for the three months ended March 1, 2008 amounted to $0.5 million.  These charges pertained to certain long-lived assets related to six of our stores.  There were no impairment charges during the three months ended March 3, 2007.  Refer to Note 10 to our Condensed Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion regarding our impairment charges.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $4.8 million to $8.0 million for the three month period ended March 1, 2008 compared with the three month period ended March 3, 2007. This increase is primarily related to the recording of breakage income of $4.7 million (Refer to Note 13 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion), and an increase of $2.4 million of miscellaneous income, primarily the result of a litigation settlement related to debit cards.  This increase is partially offset by a decrease of $2.2 million related to insurance claims that were received in the fiscal 2007 three month period.

Income Tax Expense (Benefit)

Income tax expense was $17.1 million for the three month period ended March 1, 2008 and $15.0 million for the three month period ended March 3, 2007. The effective tax rate for the three month period ended March 1, 2008 was 39.0% based on an estimated annual effective tax rate of 39.7%.  The effective tax rate for the three month period ended March 3, 2007 was 39.1% based on an estimated annual effective rate of 39.2%.  The effective tax rates for both periods differ from their annual effective tax rates due to adjustments for the effects of the change in the estimated annual effective tax rates used in the first two fiscal quarters of each fiscal year and discrete items recorded during the quarter.

Net (Loss) Income

Net income amounted to $26.8 million for the three month period ended March 1, 2008 compared with net income of $31.1 million for the three months ended March 3, 2007. The decrease of $4.3 million is due primarily to an increase in selling and administrative expenses offset in part by improved initial markup on purchases and an increase in other income, net as more fully described above.

Liquidity and Capital Resources

Overview

We believe that our current capital expenditures and operating requirements can be satisfied from internally generated funds and from short term borrowings under our ABL Senior Secured Revolving Facility. To the extent that we decide to purchase additional store locations, or to undertake unusual transactions, such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.

Operational Growth

              During the first nine months of Fiscal 2008, we opened nineteen new BCF stores. As of March 1, 2008, we operated stores under the names "Burlington Coat Factory Warehouse" (378 stores), "MJM Designer Shoes" (15 stores), "Cohoes Fashions" (2 stores), and "Super Baby Depot" (1 store). We estimate spending approximately $75.2 million, net of landlord allowances, in capital expenditures during Fiscal 2008 including $46.0 million for store expenditures, $3.4 million for upgrades of warehouse facilities and $25.8 million for computer and other equipment expenditures. For the first nine months of Fiscal 2008, capital expenditures, net of landlord allowances, amounted to approximately $47.1 million.

              We monitor the availability of desirable locations for our stores from such sources as dispositions by other retail chains and bankruptcy auctions, as well as locations presented to us by real estate developers, brokers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.  We also lease existing space and are opening some built-to-suit locations.  For most of our new leases, we have revised our lease model to provide for at least a ten year initial term with a number of five year options thereafter.  Typically, our new lease strategy includes landlord allowances for leasehold improvements.  We believe our new lease model makes us more competitive with other retailers for desirable locations.  We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

Additionally, we may consider strategic acquisitions.  If we undertake such transactions, we may seek additional financing to fund acquisitions and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as our stores) related to these stores.  There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, we will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that we decide to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

Working Capital

 Working capital decreased to $253.2 million at March 1, 2008 from $283.4 million at June 2, 2007. The decrease in working capital is primarily a function of increases in accounts payable of $70.1 million and income taxes payable of $24.6 million and a decrease in assets held for disposal of approximately $30.0 million.  These decreases in working capital are partially offset by an increase in inventory of $73.6 million, an increase in cash of approximately $11.7 million and an increase in prepaid and other current assets of $6.7 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $145.8 million for the nine months ended March 1, 2008 compared with $129.6 million for the nine months ended March 3, 2007. The primary reasons for the improvement in net cash provided by operating activities relates to an increase in accounts payable as a result of increased inventories at March 1, 2008 compared with June 2, 2007, and improved operating results.

Dividends

Dividends equal to $0.7 million were paid during the nine month period ended March 1, 2008 to Holdings in order to repurchase capital stock of the Parent from executives who left the Company.  Payment of dividends is prohibited under our credit agreements except in limited circumstances.

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to our $800 million ABL Senior Secured Revolving Facility, $900 million Senior Secured Term Loan Facility and $305 million Senior Notes due 2014. Significant changes in our debt structure consist of the following:

$800 Million ABL Senior Secured Revolving Facility

During the nine months ended March 1, 2008, we made repayments of principal, net of borrowings, in the amount of $53.3 million.  For the three months ended March 1, 2008, we borrowed approximately $2.0 million, net of repayments, under our $800 million ABL Senior Secured Revolving Facility.  As of March 1, 2008, we had $105.7 million outstanding under our ABL Senior Secured Revolving Facility and unused availability of $422.4 million.

$900 Million Senior Secured Term Loan Facility

On September 4, 2007 we made a repayment of principal in the amount of $11.4 million based on 50% of the available free cash flow (as defined in the credit agreement) as of June 2, 2007.  This payment offsets the $2.3 million quarterly payments that we are required to make under the credit agreement through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  As of March 1, 2008, we had $872.8 million outstanding under the Senior Secured Term Loan Facility.

Off-Balance Sheet Arrangements

As of March 1, 2008, we had no material off-balance sheet arrangements except for operating leases and letter of credit agreements.

Contractual Obligations

We had letter of credit arrangements with two banks in the amount of $32.7 million and $36.1 million guaranteeing performance under various lease agreements, insurance contracts and utility agreements at March 1, 2008 and June 2, 2007, respectively.  During the three months ended March 3, 2007, we replaced approximately $11.0 million of restricted cash with letters of credit arrangements as collateral for certain insurance contracts.

Additionally, we had an outstanding letter of credit in the amount of $3.4 million and $4.3 million at March 1, 2008 and June 2, 2007, respectively, guaranteeing our Industrial Revenue Bonds and we have outstanding letters of credit agreements in the amount of $8.0 million and $9.6 million at March 1, 2008 and June 2, 2007, respectively, related to certain merchandising agreements.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our 2007 10-K, except for a change related to our adoption of FIN 48.  The net long-term liabilities for uncertain tax positions under FIN 48 were $57.3 million upon adoption on June 3, 2007.  During the nine months ended March 1, 2008, the total unrecognized tax benefits did not change materially.

Safe Harbor Statement

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of 1995) are not historical facts and involve a number of risks and uncertainties.  Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows.  Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; our ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described from time to time in our filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Recent Accounting Pronouncements

    Refer to Note 18 to the Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Senior Secured Revolving Facility and Senior Secured Term Loan Facility will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap transactions. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At March 1, 2008, we had $427.8 million principal amount of fixed-rate debt and $978.6 million of floating-rate debt. Based on $978.6 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.8 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant) (all amounts in thousands):

Floating Rate Debt	Principal Outstanding at March 1, 2008	Additional Interest Expense Q4 2008	Additional Interest Expense Q1 2009	Additional Interest Expense Q2 2009	Additional Interest Expense Q3 2009
ABL Senior Secured Revolving Facility	$105,745	$264	$264	$264	$264
Senior Secured Term Loan Facility	872,807	2,182	2,182	2,182	2,182
Total	$978,552	$2,446	$2,446	$2,446	$2,446

We have two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% on our first billion dollars of borrowings under our variable rate debt obligations.  As we currently have borrowings under $1.0 billion, there would be no interest rate exposure to us if interest rates were to increase above the 7% cap rate.  Currently, we have unlimited interest rate risk if our variable rate debt were to exceed $1 billion. On December 20, 2007, we entered into an interest rate cap agreement to limit interest rate risk associated with our future long-term debt obligations.  The agreement has a notional amount of $600 million with a cap rate of 7%, and terminates on May 31, 2011. The agreement will be effective on May 29, 2009 upon termination of our existing $700 million interest rate cap agreement.  At March 1, 2008, our average borrowing rate related to our ABL Senior Secured Revolving Facility was 5.37%.  Our borrowing rate related to our Senior Secured Term Loan Facility was 5.34%.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

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

Item 4. Controls and Procedures.

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

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2007 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

10.1	Employment Agreement dated as of January 28, 2008 between Burlington Coat Factory Warehouse Corporation and Fred Hand.

31.1
Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Mark A. Nesci
Mark A. Nesci
President & Chief Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich.
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: April 15, 2008