Form 10-Q
period 2008-10-14
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2008-10-14
CIK 1368775, 718916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

As of October 14, 2008, the registrant had 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company) and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	August 30, 2008	May 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$99,430	$40,101
Restricted Cash and Cash Equivalents	2,693	2,692
Accounts Receivable, Net	29,510	27,137
Merchandise Inventories	825,509	719,529
Deferred Tax Assets	53,042	51,376
Prepaid and Other Current Assets	26,168	24,978
Income Tax Receivable	22,631	3,864
Assets Held for Disposal	2,816	2,816

Total Current Assets	1,061,799	872,493

Property and Equipment, Net of Accumulated Depreciation	929,054	919,535
Tradenames	526,300	526,300
Favorable Leases, Net of Accumulated Amortization	525,852	534,070
Goodwill	45,613	42,775
Other Assets	74,524	69,319

Total Assets	$3,163,142	$2,964,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$451,043	$337,040
Income Taxes Payable	--	5,804
Other Current Liabilities	251,151	238,866
Current Maturities of Long Term Debt	5,912	3,653

Total Current Liabilities	708,106	585,363

Long Term Debt	1,581,370	1,480,231
Other Liabilities	121,067	110,776
Deferred Tax Liability	460,288	464,598

Commitments and Contingencies (Note 17)

Stockholders' Equity:

Common Stock	--	--
Capital in Excess of Par Value	458,626	457,371
Accumulated Deficit	(166,315)	(133,847)
Total Stockholders' Equity	292,311	323,524
Total Liabilities and Stockholders' Equity	$3,163,142	$2,964,492

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Three Months Ended

	August 30, 2008	September 1, 2007

REVENUES:
Net Sales	$707,036	$678,769
Other Revenue	6,389	6,778
Total Revenue	713,425	685,547

COSTS AND EXPENSES:
Cost of Sales	439,227	443,775
Selling and Administrative Expenses	265,712	250,887
Depreciation	30,379	30,757
Amortization	10,682	10,751
Interest Expense	26,374	33,225
Impairment Charges	--	553
Other Income, Net	(2,542)	(652)
	769,832	769,296

Loss Before Income Tax Benefit	(56,407)	(83,749)

Income Tax Benefit	(23,939)	(33,354)

Net Loss	$(32,468)	$(50,395)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Three Months Ended

	August 30, 2008	September 1, 2007

OPERATING ACTIVITIES
Net Loss	$(32,468)	$(50,395)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation	30,379	30,757
Amortization	10,682	10,751
Impairment Charges	--	553
Accretion of Senior Notes and Senior Discount Notes	146	3,243
Interest Rate Cap Agreement - Adjustment to Market	149	(134)
Provision for Losses on Accounts Receivable	552	469
Provision for Deferred Income Taxes	(8,738)	(33,354)
Loss on Disposition of Fixed Assets and Leasehold Improvements	53	212
Stock Option Expense and Deferred Compensation Amortization	1,255	251
Non-Cash Rent Expense	1,875	1,898

Changes in Assets and Liabilities:
Accounts Receivable	(1,179)	(561)
Merchandise Inventories	(105,980)	(19,166)
Prepaid and Other Current Assets	(19,506)	(4,622)
Accounts Payable	114,003	31,449
Accrued and Other Current Liabilities	1,917	12,463
Deferred Rent Incentives	6,846	319
Other	47	(11)
Net Cash Used in Operating Activities	33	(15,878)

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(43,800)	(24,473)
Proceeds Received from Sale of Fixed Assets and Leasehold Improvements	26	16
Change in Restricted Cash and Cash Equivalents	(1)	16
Acquisition of Lease Rights	(250)	--
Issuance of Notes Receivable	--	(18)
Other	70	35
Net Cash Used in Investing Activities	(43,955)	(24,424)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Senior Secured Revolving Facility	283,551	160,384
Principal Payments on Long Term Debt	(149)	(142)
Principal Payments on Term Loan	--	--
Principal Payments on Long Term Debt - ABL Senior Secured Revolving Facility	(180,151)	(101,001)
Payment of Dividends	--	(300)

Net Cash Provided by Financing Activities	103,251	58,941

Increase in Cash and Cash Equivalents	59,329	18,639
Cash and Cash Equivalents at Beginning of Period	40,101	33,878
Cash and Cash Equivalents at End of Period	$99,430	$52,517

Supplemental Disclosure of Cash Flow Information
Interest Paid	$14,027	$21,483
Income Taxes Paid, Net of Refunds	$9,400	$(528)

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$4,566	$1,553

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 30, 2008
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (“Company” or “Holdings”).  Holdings has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of the Company.  The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods. The balance sheet at May 31, 2008 has been derived from the Audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“Fiscal 2008”). Because the Company's business is seasonal in nature, the operating results for the three month period ended August 30, 2008 is not necessarily indicative of results for the fiscal year ending May 30, 2009 (“Fiscal 2009”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for Fiscal 2008.

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

2. Long Term Debt

Long-term debt consists of:
	(in thousands)
	August 30, 2008	May 31, 2008
Industrial Revenue Bonds, 6.13% due in semi-annual payments of various amounts from September 1, 2008 to September 1, 2010	$3,295	$3,295
Promissory Note, 4.43% due in monthly payments of $8 through December 23, 2011	281	300
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	683	733
Senior Notes, 11.13% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2008 to April 15, 2014	300,352	300,207
Senior Discount Notes, 14.50% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2008 to October 15, 2014	99,309	99,309
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.25% due in quarterly payments of $2,250 from November 30, 2008 to May 28, 2013	872,807	872,807
$800,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance	285,000	181,600
Capital Lease Obligations	25,555	25,633

Total debt	1,587,282	1,483,884
Less: current maturities	(5,912)	(3,653)

Long-term debt, net of current maturities	$1,581,370	$1,480,231

The $900 million Senior Secured Term Loan Facility (“Term Loan”) is to be repaid in quarterly payments of $2.3 million from November 30, 2008 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of the available free cash flow (as defined in the credit agreement).  This payment offsets future mandatory quarterly payments.  Based on the available free cash flow for the fiscal year ended May 31, 2008, the Company was not required to make any mandatory repayment.  The Company was required to make a payment of $11.4 million based on the available free cash flow for the fiscal year ended June 2, 2007.  This payment offsets the quarterly payments of $2.3 million through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  As a result, the Company is not required to make any cash payments related to the mandatory quarterly payments until the fourth quarter of Fiscal 2009.

The $800 million ABL Senior Secured Revolving Facility (“ABL Line of Credit”) was entered into on April 13, 2006 and is for a five-year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the facility during the three month period ended August 30, 2008 was $285.0 million. Average borrowings during the three month period ended August 30, 2008 amounted to $230.8 million at an average interest rate of 4.14%. At August 30, 2008 and May 31, 2008, $285.0 million and $181.6 million, respectively, were outstanding under this credit facility. Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.  For the three months ended August 30, 2008, the Company borrowed $103.4 million, net of repayments.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Line of Credit and the $900 million Term Loan.  These guarantees are both joint and several.

As of August 30, 2008, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $42.7 million and $45.3 million in deferred financing fees, net of accumulated amortization, as of August 30, 2008 and May 31, 2008, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $2.6 million for both the three month periods ended August 30, 2008 and September 1, 2007.  These amounts are recorded in the line item “Amortization” in the Company’s Condensed Consolidated Statements of Operations.

3.   Goodwill

The Company accounts for goodwill in accordance with Statement on Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."  Goodwill amounted to $45.6 million and $42.8 million as of August 30, 2008 and May 31, 2008, respectively.  A reconciliation of goodwill as reflected in the consolidated balance sheets as of August 30, 2008 and as of May 31, 2008 is set forth in the table below:

(in thousands )

Goodwill as of May 31, 2008	$42,775

Increase in net deferred tax liabilities (a)	2,838

Goodwill as of August 30, 2008	$45,613

(a) The change in deferred income taxes recorded during the three month period ended August 30, 2008 reflects a change in the Company’s estimate of the effective state tax rate used to calculate deferred taxes in accordance with FASB Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Combination.” This adjustment has increased goodwill related to the Merger Transaction.

4. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheets are comprised of leasehold improvements and a favorable lease related to one of the Company’s stores.

Assets held for disposal are valued at the lower of their carrying value or fair value as follows:

	(in thousands)
	August 30, 2008	May 31, 2008
Fixed Assets	$63	$63
Favorable Leases	2,753	2,753
	$2,816	$2,816

5.  Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP.  In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date for FASB Statement No. 157” which extended the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The Company elected to apply the FSP SFAS No. 157 deferral of SFAS No. 157 to its non-financial assets and non-financial liabilities that are valued on a non-recurring basis.  The Company is in the process of evaluating the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its Condensed Consolidated Financial Statements.   The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.

Level 2:
Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active;
and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:
Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities.
The inputs into the determination of fair value require significant management judgment or estimation.

The Company’s financial assets as of August 30, 2008 include cash equivalents and interest rate cap agreements.  The Company does not have any financial liabilities as of August 30, 2008.   The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate caps are determined using quotes provided by the respective bank counterparties that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of August 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as a Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

(in thousands)
Fair Value Measurements at August 30, 2008

Assets:
Level 1
Cash equivalents (including restricted cash)	$2,776

Level 2
Interest rate cap agreements (a)	$643
Cash equivalents	58,994

(a)
Included in “Other Assets” and “Prepaids and Other Current Assets” within the Company’s Condensed Consolidated Balance Sheets (Refer to Footnote 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's  interest rate cap agreements).

As of August 30, 2008, cash equivalents of $59.0 million were invested in The Reserve Primary Fund ("Fund"), a series of a money market funds registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940.  The Company redeemed the amount held at August 30, 2008 in September of 2008.  During September of 2008, the Company made additional investments into the fund of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.   On September 29, 2008, the Fund announced a partial distribution (32% of the Fund assets) in cash to all investors pro rata in proportion to the number of shares each investor held as of the close of business on September 15, 2008.  Based on the available facts as of the date of this report, the Company believes this represents approximately an $18 million distribution to the Company.  The distribution is expected to occur on or about October 14, 2008.  Based on the decline in the value of the Fund in September of 2008, the Company estimates that it will need to record a loss of up to $0.7 million in the second quarter of Fiscal 2009.  The Company has not received any information as to when the remaining amount of its investments will be returned.  However, based upon the maturities of the underlying investments in the Fund, the Company expects to receive the remaining amount of the investment during Fiscal 2009.  In the event that a substantial amount of the Company's investment is not returned within this timeframe, the Company may have to borrow additional cash through its ABL Line of Credit.  The investment in the Fund will be redesignated out of the line item “Cash and Cash Equivalents” into a line item entitled “Investment in Money Market Fund” in the Company’s Condensed Consolidated Balance Sheets in the Company’s Fiscal 2009 second quarter financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible items (including many financial instruments and certain other items) at fair value at the specified election date.  Unrealized gains and losses for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The Company adopted this statement on June 1, 2008.  The Company has not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.  Therefore, the adoption of SFAS No. 159 had no impact on the Company’s Condensed Consolidated Financial Statements.

6.  Derivative Instruments and Hedging Activities

The Company participates in two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations.  These agreements are recorded in the line items “Other Assets” and “Prepaids and Other Current Assets” within the Company’s Condensed Consolidated Balance Sheets. Each agreement became effective on May 12, 2006.  One interest rate cap agreement has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  The other agreement has a notional principal amount of $700 million with a cap rate of 7.0% and terminates on May 29, 2009.  The Company does not monitor these interest rate cap agreements for hedge effectiveness.

On December 20, 2007, the Company entered into an interest rate cap agreement to limit interest rate risk associated with its future long-term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement has been recorded in the line item “Other Assets” within the Company’s Condensed Consolidated Balance Sheets.  The agreement will be effective on May 29, 2009 upon the termination of the Company’s existing $700 million interest rate cap agreement.  The Company will determine prior to the effective date whether it will monitor this interest rate cap agreement for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate cap to fair value on a quarterly basis and as a result, gains or losses associated with this agreement will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

Gains/(Losses) associated with the above interest rate cap agreements amounted to ($0.2) million and $0.1 million for the three month periods ended August 30, 2008 and September 1, 2007, respectively, and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations. The fair market value of the interest rate cap agreements at August 30, 2008 and May 31, 2008 amounted to $0.6 million and $0.8 million, respectively, and are included in the line items “Other Assets” and “Prepaids and Other Current Assets” in the Company’s Condensed Consolidated Balance Sheets.

7. Store Exit Costs

The Company establishes reserves covering future obligations of closed stores and stores expected to be closed, including lease and severance obligations.  These reserves are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.  These charges are recorded in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations.  Reserves at August 30, 2008 and May 31, 2008 consisted of:

Fiscal Year Reserve Established	(in thousands)
	Balance at May 31, 2008	Provisions	Payments	Balance at August 30, 2008

2005	$67	$-	$(40)	$27
2008	95	6	(90)	11
2009	-	167	-	167

	$162	$173	$(130)	$205

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments over the remainder of the contractual obligation periods are all expected to be paid during Fiscal 2009.

8. Income Taxes

As of August 30, 2008, the Company had a current deferred tax asset of $53.0 million and a non-current deferred tax liability of $460.3 million.  As of May 31, 2008, the Company had a current deferred tax asset of $51.4 million and a non-current deferred tax liability of $464.6 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (“FIN 18”), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  However, in certain circumstances where a reliable estimate cannot be made, FIN 18 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period.  For the first quarter ending August 30, 2008, the Company was unable to make a reasonable estimate of its annual effective tax rate due to the large amount of work opportunity tax credits relative to the amount of forecasted pre-tax income for the year.  Therefore, the Company has chosen to use its actual effective income tax rate of 40.45% (before discrete items), as the Company believes that this method will yield a more reliable tax provision calculation.

As of August 30, 2008 and May 31, 2008, valuation allowances amounted to $4.8 million and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2008.   Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (the “Merger Transaction”), where a valuation allowance has been established, will be recorded first to reduce to zero the goodwill related to the Merger Transaction, second to reduce to zero other non-current intangible assets and third to reduce income tax expense.

 As of August 30, 2008, the Company reported total unrecognized tax benefits of $37.2 million, of which $8.6 million would affect the Company’s effective tax rate if recognized.  As of May 31, 2008, the Company reported total unrecognized tax benefits of $38.0 million, of which $8.3 million would affect the Company’s effective tax rate if recognized.  The Company reported total unrecognized tax benefits of $44.8 million as of June 3, 2007, the date of adoption.  Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by as much as $12.2 million, related primarily to issues involving deferred revenue and depreciation.

As a result of positions taken during a prior period, the Company recorded $0.8 million and $1.0 million of interest for the three month periods ended August 30, 2008 and September 1, 2007, respectively.  The Company recorded no additional penalties for the three months ended August 30, 2008 or for the three months ended September 1, 2007.  As of August 30, 2008, cumulative interest and penalties of $17.4 million have been recorded on the Company’s Condensed Consolidated Balance Sheet.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2007 and is currently under IRS examination for fiscal years 2004 and 2005.  The Company or its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2007.  Refer to Footnote 18 entitled “Income Taxes” in the Company’s Fiscal 2008 Form 10-K for further information regarding the Company’s tax positions.

9. Barter Transactions

The Company accounts for barter transactions under SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29” (“SFAS No. 153”) and Emerging Issues Task Force 93-11 (“EITF 93-11”), “Accounting for Barter Transactions Involving Barter Credits.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. During the Company’s first quarter of Fiscal 2008, the Company exchanged $5.2 million of inventory for certain advertising credits.  The advertising credits received are to be used over the next three to five years.

As of August 30, 2008, the Company recorded prepaid advertising of $2.0 million in the line item “Prepaid and Other Current Assets” and $1.3 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.  As of May 31, 2008, the Company recorded $1.7 million in the line item “Prepaid and Other Current Assets” and $1.9 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.

For the three months ended August 30, 2008 and September 1, 2007, the Company utilized $0.3 million and $0.1 million, respectively, of the barter advertising credits.

10.  Stock Option and Award Plans and Stock-Based Compensation

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

Options granted during the three month period ended August 30, 2008 are all service-based awards which were granted in three tranches with exercise prices as follows: Tranche 1:  $100 per unit; Tranche 2:  $180 per unit; and Tranche 3:  $270 per unit.  The service-based awards vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options become exercisable upon a change of control, as defined by the Plan. Unless determined otherwise by the plan administrator, upon cessation of employment; (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of August 30, 2008, the Company had 424,500 options outstanding to purchase units. All options granted to date are service-based awards. On June 4, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” ("SFAS 123R"), using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. For the three months ended August 30, 2008, the Company recognized non-cash stock compensation expense of $1.3 million ($0.8 million after tax).  There was no forfeiture adjustment required during the three months ended August 30, 2008.   In comparison, for the three months ended September 1, 2007, the Company recorded $0.3 million ($0.2 million after tax), net of a $0.4 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.  Non-cash stock compensation expense for all periods is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations. The application of SFAS 123R had no impact on the Company’s Condensed Consolidated Statements of Cash Flows. At August 30, 2008, there was approximately $11.6 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. At August 30, 2008, 23% of outstanding options to purchase units have vested.

Stock option unit transactions are summarized as follows:
	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding May 31, 2008	412,000	$181.25

Options Issued	25,000	183.33

Options Forfeited	--	--

Options Cancelled	(12,500)	180.00

Options Exercised	--	--

Options Outstanding August 30, 2008	424,500	$181.33

The following table summarizes information about the stock options outstanding under the Plan as of August 30, 2008:

Option Units Outstanding				Option Units Exercisable
	Range of Exercise Prices	Number Outstanding at August 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at August 30, 2008
Tranche 1	$90.00 - 100.00	141,500	8.3	$94.00	32,000
Tranche 2	$180.00	141,500	8.3	$180.00	32,000
Tranche 3	$270.00	141,500	8.3	$270.00	32,000
		424,500			96,000

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan in Fiscal 2008 and Fiscal 2009:

	Three Months Ended August 30, 2008	Three Months Ended September 1, 2007

Risk-free interest rate	3.61-3.83%	4.11%
Expected volatility	35%	67%
Expected life	6.6 – 8.3 years	4.5 years
Contractual life	10 years	10 years
Expected dividend yield	0.0%	0.0%
Fair value of option units granted
Tranche 1 Tranche 2 Tranche 3	$63.76 39.77 32.44	$56.65 42.60 33.13

11. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using an appropriate discount rate.

There were no impairment charges recorded during the three month period ended August 30, 2008.  For the three month period ended September 1, 2007, the Company recorded $0.6 million of impairment primarily related to idle warehouse equipment.   These charges are recorded in the line item “Impairment Charges” in the Company’s Condensed Consolidated Statements of Operations.

12.  Comprehensive Loss

The Company accounts for comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  For the three month period ended August 30, 2008 and the three month period ended September 1, 2007, comprehensive loss consisted of net loss.

13. Other Revenue

Other revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration, dormancy and other service charges, and other miscellaneous items.  Layaway, alteration, dormancy and other service fees (“Service Fees”) amounted to $1.8 million and $2.3 million, respectively, for the three month periods ended August 30, 2008 and September 1, 2007.  The decrease in Service Fees is related to the Company’s decision to cease charging dormancy service fees on outstanding balances of store value cards (Refer to Footnote 14 of the Company’s Condensed Consolidated Financial Statements for further discussion regarding store value cards).  Dormancy service fees contributed income of $0.6 million for the three month period ended September 1, 2007.

Rental income from leased departments amounted to $1.6 million for both of the three month periods ended August 30, 2008 and September 1, 2007.  Subleased rental income and other miscellaneous revenue items amounted to $3.0 million and $2.9 million for the three month periods ended August 30, 2008 and September 1, 2007, respectively.

14.  Store Value Cards

Store value cards include gift cards and store credits issued from merchandise returns.  Store value cards are recorded as a current liability upon the initial sale, and revenue is recognized when the store value card is redeemed for merchandise.  Store value cards issued by the Company do not have an expiration date and are not redeemable for cash.  Beginning in September of 2006 through December 29, 2007, if a store value card remained inactive for greater than thirteen months, the Company assessed the recipient a monthly dormancy service fee, where allowed by law, which was automatically deducted from the remaining value of the card.   Dormancy service fee income was recorded as part of the line item “Other Revenue” in the Company’s Condensed Consolidated Statements of Operations.

Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a corporation in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing December 29, 2007 and upon the formation of BCF Cards, Inc., the Company discontinued assessing a dormancy service fee on inactive store value cards.   Instead, the Company estimates and recognizes store value card breakage income in proportion to actual store value card redemptions and records such income in the line item “Other Income, Net” in the Company’s Condensed Consolidated Statements of Operations. The Company now determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  For the three months ended August 30, 2008, the Company recorded $0.8 million of store value card breakage income.

15.  Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company has identified operating segments at the store level. However, due to the similar economic characteristics of the stores, the Company has aggregated the stores into one reporting segment operating within the United States.

16.  Acquisition of Value City Leases

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

As of August 30, 2008, the Company was still in negotiation with landlords related to five of the original 24 leases and three of the original 24 leases have been removed from the transaction.   Included in the sixteen leases that have been finalized, the Company made arrangements to transfer seven of the locations to the landlords thereof and entered into leases for such locations with such landlords, thus reducing the aggregate purchase price of the entire transaction from $16.0 million to $7.0 million.

17.  Commitments and Contingencies

The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that the ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of August 30, 2008, the Company committed to 23 new lease agreements (inclusive of two relocations) for locations at which stores are expected to be opened in Fiscal 2009.  The 21 new stores are expected to have minimum lease payments of $6.8 million, $14.6 million, $14.7 million, $14.7 million, and $102.2 million for the remainder of Fiscal 2009, and the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and thereafter, respectively.

18. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, “Business Combinations (revised 2007)” (“SFAS No. 141R”).   SFAS No. 141R applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.   SFAS No. 141R also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company expects SFAS No. 141R will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Condensed Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).   This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is in the process of evaluating the impact of SFAS No. 162 on its Condensed Consolidated Financial Statements.

19. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 .13% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of August 30, 2008

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Total

Current Assets:
Cash and Cash Equivalents	$-	$13,413	$86,017	$-	$99,430
Restricted Cash and Cash Equivalents	-	-	2,693	-	2,693
Accounts Receivable	-	21,837	7,673	-	29,510
Merchandise Inventories	-	776	824,733	-	825,509
Deferred Tax Asset	-	14,023	39,019	-	53,042
Prepaid and Other Current Assets	-	9,264	16,904	-	26,168
Prepaid Income Tax	-	21,353	1,278	-	22,631
Assets Held for Sale	-	-	2,816	-	2,816

Total Current Assets	-	80,666	981,133	-	1,061,799

Property and Equipment - Net of Accumulated Depreciation	-	61,091	867,963	-	929,054
Tradename	-	526,300	-		526,300
Favorable Leases, Net of Accumulation Amortization	-	-	525,852		525,852
Goodwill	-	45,613	-		45,613
Other Assets	292,311	1,818,922	29,515	(2,066,224)	74,524

Total Assets	$292,311	$2,532,592	$2,404,463	$(2,066,224)	$3,163,142

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$451,043	$-	$-	$451,043
Income Taxes Payable	-	-	-	-	-
Other Current Liabilities	-	92,177	158,974	-	251,151
Current Maturities of Long Term Debt	-	4,307	1,605	-	5,912

Total Current Liabilities	-	547,527	160,579	-	708,106

Long Term Debt	-	1,453,852	127,518	-	1,581,370
Other Liabilities	-	18,493	112,574	(10,000)	121,067
Deferred Tax Liability	-	220,409	239,879	-	460,288

Stockholders' Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	458,626	458,626	1,461,901	(1,920,527)	458,626
(Accumulated Deficit)/ Retained Earnings	(166,315)	(166,315)	302,012	(135,697)	(166,315)

Total Stockholders' Equity	292,311	292,311	1,763,913	(2,056,224)	292,311

Total Liabilities and Stockholders' Equity	$292,311	$2,532,592	$2,404,463	$(2,066,224)	$3,163,142

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,114	$35,987	$-	$40,101
Restricted Cash and Cash Equivalents	-	-	2,692	-	2,692
Accounts Receivable, Net	-	20,930	6,207	-	27,137
Merchandise Inventories	-	1,354	718,175	-	719,529
Deferred Tax Assets	-	14,222	37,154	-	51,376
Prepaid and Other Current Assets	-	11,581	13,397	-	24,978
Prepaid Income Taxes	-	935	2,929	-	3,864
Assets Held for Disposal	-	-	2,816	-	2,816

Total Current Assets	-	53,136	819,357	-	872,493

Property and Equipment, Net of Accumulated Depreciation	-	58,906	860,629	-	919,535
Tradename	-	526,300	-	-	526,300
Favorable Leases, Net of Accumulated Amortization	-	-	534,070	-	534,070
Goodwill	-	42,775	-	-	42,775
Other Assets	323,524	1,705,185	21,025	(1,980,415)	69,319

Total Assets	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$-	$337,040	$-	$-	$337,040
Income Taxes Payable	-	4,256	1,548	-	5,804
Other Current Liabilities	-	128,597	110,269	-	238,866
Current Maturities of Long Term Debt	-	2,057	1,596	-	3,653

Total Current Liabilities	-	471,950	113,413	-	585,363

Long Term Debt	-	1,352,557	127,674	-	1,480,231
Other Liabilities	-	17,550	103,226	(10,000)	110,776
Deferred Tax Liability	-	220,721	243,877	-	464,598

Stockholders’ Equity:	-	-	-	-	-

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	457,371	457,371	1,352,271	(1,809,642)	457,371
(Accumulated Deficit)/ Retained Earnings	(133,847)	(133,847)	294,620	(160,773)	(133,847)

Total Stockholders’ Equity	323,524	323,524	1,646,891	(1,970,415)	323,524

Total Liabilities and Stockholders’ Equity	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended August 30, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$1,422	$705,614	$-	$707,036
Other Revenue	-	100	6,289	-	6,389

Total Revenue	-	1,522	711,903	-	713,425

COSTS AND EXPENSES:
Cost of Sales	-	884	438,343	-	439,227
Selling and Administrative Expenses	-	36,766	228,946	-	265,712
Depreciation	-	6,500	23,879	-	30,379
Amortization	-	2,457	8,225	-	10,682
Impairment Charges		-	-		-
Interest Expense	-	22,196	4,178	-	26,374
Other Income, Net	-	(349)	(2,193)	-	(2,542)
Loss (Earnings) from Equity Investment	32,468	(7,392)	-	(25,076)	-
	32,468	61,062	701,378	(25,076)	769,832

(Loss) Income Before (Benefit) Provision for Income Taxes	(32,468)	(59,540)	10,525	25,076	(56,407)

(Benefit) Provision for Income Taxes	-	(27,072)	3,133	-	(23,939)

Net (Loss) Income	$(32,468)	$(32,468)	$7,392	$25,076	$(32,468)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations (All amounts in thousands)

	For the Three Months Ended September 1, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$—	$757	$678,012	$—	$678,769
Other Revenue	—	642	6,136	—	6,778

Total Revenue	—	1,399	684,148	—	685,547

COSTS AND EXPENSES:
Cost of Sales	—	462	443,313	—	443,775
Selling and Administrative Expenses	—	31,933	218,954	—	250,887
Depreciation	—	5,859	24,898	—	30,757
Amortization	—	2,485	8,266	—	10,751
Impairment Charges	—	—	553	—	553
Interest Expense	—	29,494	3,731	—	33,225
Other Income, Net	—	(385)	(267)	—	(652)
Loss (Earnings) From Equity Investment	50,395	9,657	—	(60,052)	—

	50,395	79,505	699,448	(60,052)	769,296

(Loss) Income Before (Benefit) Provision for Income Taxes	(50,395)	(78,106)	(15,300)	60,052	(83,749)

(Benefit) for Income Taxes	—	(27,711)	(5,643)	—	(33,354)

Net (Loss) Income	$(50,395)	$(50,395)	$(9,657)	$60,052	$(50,395)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Three Months Ended August 30, 2008
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash (Used In) Provided by Operating Activities	$-	$(86,576)	$86,609	$-	$33

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(7,595)	(36,205)	-	(43,800)
Investing Activity-Other	-	70	(225)	-	(155)

Net Cash Used in Investing Activities	-	(7,525)	(36,430)	-	(43,955)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	283,551	-	-	283,551
Principal Payments on Long Term Debt	-	-	(149)	-	(149)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(180,151)	-	-	(180,151)

Net Cash Provided By (Used In) Financing Activities	-	103,400	(149)	-	103,251

Increase in Cash and Cash Equivalents	-	9,299	50,030	-	59,329
Cash and Cash Equivalents at Beginning of Period	-	4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-	$13,413	$86,017	$-	$99,430

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows (All amounts in thousands)

	For the three months ended September 1, 2007
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash (Used In) Provided by Operating Activities	$—	$(53,837)	$37,959	$—	$(15,878)

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(4,492)	(19,981)	—	(24,473)
Investing Activity—Other	—	(18)	67	—	49

Net Cash Used in Investing Activities	—	(4,510)	(19,914)	—	(24,424)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	160,384	—	—	160,384
Principal Payments on Long Term Debt	—	—	(142)	—	(142)
Principal Payments on Long Term Debt – ABL Line of Credit	—	(101,001)	—	—	(101,001)
Payment of Dividends	(300)	(300)	—	300	(300)
Receipt of Dividends	300	—	—	(300)	—

Net Cash Provided By (Used In) Financing Activities	—	59,083	(142)	—	58,941

Increase in Cash and Cash Equivalents	—	736	17,903	—	18,639
Cash and Cash Equivalents at Beginning of Period	—	20,035	13,843	—	33,878

Cash and Cash Equivalents at End of Period	$—	$20,771	$31,746	$—	$52,517

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter “we” or “our” or “Holdings”). The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the twelve month period ended May 31, 2008 ("2008 10-K"). Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

We define the 2009 fiscal year (“Fiscal 2009”), the 2008 fiscal year (“Fiscal 2008”) and the 2007 fiscal year (“Fiscal 2007”) as the twelve month period ended May 30, 2009, the twelve month period ended May 31, 2008 and the twelve month period ending June 2, 2007, respectively.

Overview

We experienced an increase in net sales for the three months ended August 30, 2008 compared with the three months ended September 1, 2007.  Net sales were $707.0 million for the three months ended August 30, 2008 and $678.8 million for the three months ended September 1, 2007, a 4.2% increase.  The increase is primarily the result of 33 new stores opened between September 1, 2007 and August 30, 2008.  Additionally, these results reflect a 0.2% comparative store sales increase from the comparative period of a year ago.

Our gross margin as a percentage of sales increased to 37.9% from 34.6% during the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007.  The improvement in gross margin is primarily due to two factors.  First, there was a change in the timing of permanent markdowns.  During the three months ended September 1, 2007, we recorded permanent markdowns on our inventory based on the needs of the business at that time.   Based on the performance of the business during the fourth quarter of Fiscal 2008, we accelerated markdowns that were historically recorded in the Company’s first fiscal quarter of the following fiscal year into the fourth quarter of Fiscal 2008 in the amount of $16.9 million.  Secondly, we had improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.

We recorded a net loss of $32.5 million for the three month period ended August 30, 2008 compared with a net loss of $50.4 million for the three month period ended September 1, 2007.  The improvement in our operating results during the three months ended August 30, 2008 compared with the three months ended September 1, 2007 is primarily attributable to increased net sales and decreased cost of sales during the three months ended August 30, 2008 compared with the three months ended September 1, 2007.

Current Conditions

Store Openings, Closings, and Relocations. During the three months ended August 30, 2008, we opened 20 new Burlington Coat Factory Warehouse Stores (“BCF” stores) and relocated two BCF stores to locations within the same trading market.  As of August 30, 2008, we operated 417 stores under the names "Burlington Coat Factory Warehouse" (399 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (fifteen stores), and "Super Baby Depot" (one store).  We have committed to 23 new lease agreements (inclusive of two relocations) for stores to be opened during the remainder of Fiscal 2009.  In addition to the planned new store openings and relocations, we are planning to remodel four of our existing stores during the remainder of Fiscal 2009.

Ongoing Initiatives.  We continue to focus on a number of ongoing initiatives aimed at improving our comparative store sales, and ultimately, our operating results.  These initiatives include, but are not limited to:

•	Developing and enhancing our strategies related to improving our merchandise flow and improving our inventory allocation process to place trend right merchandise in the right stores at the right time

•
Implementation of findings associated with the Network Design Study that was completed in Fiscal 2008, including, but not limited to, a new warehouse management system.  We believe that the implementation of these findings will enable us to reduce costs and improve service levels in both the short term as well as over the long term

•	Implementation of a performance management program that is designed to drive productivity improvements within our distribution centers

•	Working to derive insights into our customers' purchasing behavior from our recently implemented customer relationship database

•	Launching of a new marketing campaign focused on re-connecting with our customers

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, earnings before interest, taxes, depreciation, amortization and impairment (which we define as “EBITDA”), gross margin, inventory levels, inventory turnover, liquidity and comparative store payroll.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. We define comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately one year and two months).  Existing stores whose square footage has been changed by more than 20% and relocated stores (except those relocated within the same shopping center) are classified as new stores for comparative store sales purposes.  The method of calculating comparative store sales varies across the retail industry.  We experienced an increase in comparative store sales of 0.2% during the three month period ended August 30, 2008.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

EBITDA.  EBITDA is a non-GAAP financial measure of our performance.  EBITDA provides management with helpful information with respect to our operations.  It provides additional information with respect to our ability to meet our future debt service, fund our capital expenditures and working capital requirements and to comply with various covenants in each indenture governing our outstanding notes, as well as various covenants related to our senior secured credit facilities.  Our EBITDA for the three months ended August 30, 2008 was $11.0 million, a $19.5 million increase compared with the three months ended September 1, 2007.  The increase in EBITDA is primarily the result of our improved operating results due to lower cost of sales and increased net sales during the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007.

The following table shows our calculation of EBITDA for the three months ended August 30, 2008 and September 1, 2007:

	(in thousands)
	Three Months Ended
	August 30, 2008	September 1, 2007

Net Loss	$(32,468)	$(50,395)

Interest Expense	26,374	33,225
Income Tax Benefit	(23,939)	(33,354)
Depreciation	30,379	30,757
Impairment Charges	--	553
Amortization	10,682	10,751

EBITDA	$11,028	$(8,463)

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the three month periods ended August 30, 2008 and September 1, 2007, the gross margin percentage increased to 37.9% from 34.6%. Refer to the discussion below regarding Cost of Sales for further information related to the improvement in our gross margin.

Inventory Levels.  Inventory levels are monitored by management to assure that our stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At August 30, 2008, inventory was $825.5 million compared with $719.5 million at May 31, 2008. This increase is due primarily to new store inventory.

Inventory Turnover. Inventory turnover is a measure of the length of time we own our inventory and is used as an indication of how efficiently inventory is bought and sold. This is significant because usually the longer the inventory is owned, the more likely markdowns would be necessary to sell the inventory. Inventory turnover is calculated by dividing net sales before sales discounts by the average retail inventory for the period being measured. The annualized inventory turnover rate realized during the three months ended August 30, 2008 and September 1, 2007 was 2.3 and 2.1, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced an increase in cash flow of $40.7 million during the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007 primarily due to additional borrowings of our ABL Line of Credit, partially offset by increased capital expenditures.  Cash and cash equivalents increased $59.3 million to $99.4 million as of August 30, 2008.  The increase in cash and cash equivalents and ABL Line of Credit borrowings is primarily due to management’s intent to have more liquidity on hand given the current credit environment.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at August 30, 2008 was $351.0 million compared with $284.4 million at May 31, 2008.  This increase in working capital is the result of several factors.  Increases in working capital resulted from increases in the line items “Merchandise Inventories,” “Cash and Cash Equivalents” and “Income Tax Receivable” in our Condensed Consolidated Balance Sheets.  These increases were partially offset by an increase in the line item “Accounts Payable” in our Condensed Consolidated Balance Sheets.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year. We define our comparative store payroll as stores which were opened for an entire week both in the previous year and the current year.  Comparative store payroll decreased 5.0 % for the three months ended August 30, 2008 compared to the three months ended September 1, 2007 as a result of various process improvements and standard operating procedures that have been implemented to improve the efficiencies of our stores, specifically, the cash office, baby depot and receiving areas within our stores.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, insurance, sales returns, allowances for doubtful accounts and income taxes. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are consistent with those disclosed in our 2008 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three month periods ended August 30, 2008 and September 1, 2007.

	Percentage of Net Sales
	Three Months Ended
	August 30,	September 1,
	2008	2007

Net Sales	100%	100%

Other Revenue	0.9	1.0

Cost of Sales	62.1	65.4

Selling and Administrative Expenses	37.6	37.0

Depreciation	4.3	4.5

Amortization	1.5	1.5

Interest Expense	3.7	4.9

Impairment Charges	0.0	0.1

Other Income, Net	(0.3)	(0.1)

Loss before Income Tax Benefit	(8.0)	(12.3)

Income Tax Benefit	(3.4)	(4.9)

Net Loss	(4.6%)	(7.4%)

Three Month Period Ended August 30, 2008 compared with Three Month Period Ended September 1, 2007

Net Sales

Consolidated net sales increased $28.2 million to $707.0 million for the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007.  Comparative store sales increased 0.2% for the three month period ended August 30, 2008.

In addition to the increase in comparative store sales, the sales of 20 new BCF stores opened during the three months ended August 30, 2008 contributed $3.1 million to net sales.  Stores opened in Fiscal 2008 contributed incremental non-comparative net sales of $28.7 million for the three months ended August 30, 2008.  These increases are partially offset by $5.2 million of sales related to the barter transaction (as more fully described in Footnote 9 to our Condensed Consolidated Financial Statements entitled “Barter Transactions”) which took place during the three months ended September 1, 2007.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) decreased to $6.4 million for the three month period ended August 30, 2008 compared with $6.8 million for the three month period ended September 1, 2007. This decrease is primarily related to our decision to cease charging dormancy service fees on outstanding store value cards, which was recorded in the line item “Other Revenue” in our Condensed Consolidated Statements of Operations, and begin recording store value card breakage income in the line item “Other Income” in our Condensed Consolidated Statements of Operations.

During the third quarter of Fiscal 2008, we ceased charging dormancy service fees on outstanding balances of store value cards.  These dormancy service fees contributed an additional $0.6 million to the line item “Other Revenue” in our Condensed Consolidated Statements of Operations for the three months ended September 1, 2007 compared with the three months ended August 30, 2008.  Instead, we began recognizing breakage income related to outstanding store value cards and included this income in the line item “Other Income, Net” in our Condensed Consolidated Statements of Operations (Refer to Footnote 14 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion).

Cost of Sales

Cost of sales decreased $4.5 million (1.0%) for the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007. Cost of sales as a percentage of net sales decreased to 62.1% for the three month period ended August 30, 2008 from 65.4% for the three month period ended September 1, 2007. The decrease in cost of sales, both in dollars and as a percent of net sales, is related to a number of factors.  First, there was a change in the timing of permanent markdowns.  During the three months ended September 1, 2007, we recorded permanent markdowns on our inventory based on the needs of the business at that time.   During the fourth quarter of Fiscal 2008, we accelerated markdowns that were historically recorded in the Company’s first fiscal quarter of the following fiscal year into the fourth quarter of Fiscal 2008 in the amount of $16.9 million.  Secondly, we had improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.

Selling and Administrative Expenses

Selling and Administrative Expenses increased $14.8 million (5.9%) for the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007. The increase is primarily driven by an increase in occupancy related costs (rent, utilities, repairs and maintenance, and real estate taxes) of $9.9 million, an increase in advertising costs of $2.5 million, related to increased television spending, and an increase in payroll and payroll related costs of $2.1 million.

The increase in occupancy related costs of $9.9 million is primarily related to new store openings.  New stores opened in Fiscal 2009 accounted for $5.3 million of the total increase.  Stores opened in Fiscal 2008 that were not operating for a full quarter incurred incremental occupancy costs during the three months ended August 30, 2008 of $2.5 million.

The increase in payroll and payroll related costs of $2.1 million is primarily related to new store openings, partially offset by a decrease in comparative store payroll.  New stores opened in Fiscal 2009 contributed $3.1 million of payroll and payroll related costs during the three months ended August 30, 2008.  Stores opened in Fiscal 2008 that were not operating for a full year incurred incremental payroll and payroll related costs during the three months ended August 30, 2008 of $4.1 million.  These increases were partially offset by a decrease in comparative store payroll of $4.7 million during the three months ended August 30, 2008.

Depreciation

Depreciation expense amounted to $30.4 million in the three month period ended August 30, 2008 compared with $30.8 million in the three month period ended September 1, 2007.

Amortization

Amortization expense related to the amortization of favorable and unfavorable leases and deferred debt charges remained relatively consistent with the prior period.  Amortization expense for the three month period ended August 30, 2008 was $10.7 million compared with amortization of $10.8 million for the three month period ended September 1, 2007.

Interest Expense

Interest expense was $26.4 million and $33.2 million for the three month periods ended August 30, 2008 and September 1, 2007, respectively. The decrease in interest expense was primarily related to lower interest rates on our ABL Senior Secured Revolving Facility (“ABL Line of Credit”) and our Senior Secured Term Loan Facility (“Term Loan”) and to changes in the fair market value of our interest rate cap agreements.  These decreases were partially offset by increased borrowings during the three months ended August 30, 2008 compared to the three months ended September 1, 2007.  The average balance on our ABL Line of Credit was $230.8 million during the three months ended August 30, 2008 compared with an average balance of $207.5 million for the three months ended September 1, 2007.

The average interest rates on our ABL Line of Credit for the three months ended August 30, 2008 and for the three months ended September 1, 2007 were 4.14% and 7.06%, respectively.  The average interest rates on our Term Loan for the three months ended August 30, 2008 and September 1, 2007 were 4.90% and 7.61%, respectively.  Adjustments of the interest rate cap contracts to fair value amounted to a loss of $0.2 million for the three months ended August 30, 2008 compared with a gain of $0.1 million for the three month period ended September 1, 2007, which are recorded as “Interest Expense” in our Condensed Consolidated Statements of Operations.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $1.9 million to $2.5 million for the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007. This increase is primarily related to an increase of insurance recoveries of $1.0 million related to three of our stores and the recording of breakage income of $0.8 million (Refer to Footnote 14 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion) during the three months ended August 30, 2008 compared with the three months ended September 1, 2007.

Income Tax Benefit

Income tax benefit was $23.9 million for the three month period ended August 30, 2008 and $33.4 million for the three month period ended September 1, 2007. The effective tax rates for the three month periods ended August 30, 2008 and September 1, 2007 were 42.44% and 39.83% respectively.  The effective tax rates for both periods differ from their projected annual effective tax rates due to adjustments for the effects of the change in the estimated annual effective tax rates used in the first fiscal quarter of each fiscal year and discrete items recorded during the quarter.  (Please refer to Footnote 8 to our Condensed Consolidated Financial Statements entitled "Income Taxes" for further discussion around our effective tax rate.)  The effective tax rate for the three months ended August 30, 2008 was impacted by three discrete adjustments; a decrease to tax expense of $0.9 million to adjust deferred tax asset and liabilities for a change in state tax law and rates, a decrease to tax expense of $0.7 million due to a change in the Company's effective state tax rate used to calculate deferred taxes, and an increase to tax expense of $0.5 million for the accrual of interest related to unrecognized tax benefits established in prior years in accordance with FIN 48.  The effective tax rate for the three months ended September 1, 2007 was impacted by one discrete adjustment; an increase to tax expense of $0.6 million for the accrual of interest related to unrecognized tax benefits in accordance with FIN 48.

Net Loss

Net loss amounted to $32.5 million for the three month period ended August 30, 2008 compared with $50.4 million for the three months ended September 1, 2007. The improvement in the Company’s net loss position of $17.9 million is primarily attributable to increased net sales and decreased cost of sales.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Our working capital needs follow a seasonal pattern, peaking in the second quarter of our fiscal year when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are the opening of new stores and remodeling of existing stores, debt servicing, payment of operating expenses and providing for working capital, which principally represents the purchase of inventory.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

 We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.

As of August 30, 2008, cash and cash equivalents of $59.0 million was invested in The Reserve Primary Fund ("Fund"), a series of a money market funds registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940.  We redeemed the amount held at August 30, 2008 in September of 2008.  During September of 2008, we made additional investments into the fund of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.   On September 29, 2008, the Fund announced a partial distribution (32% of the Fund assets) in cash to all investors pro rata in proportion to the number of shares each investor held as of the close of business on September 15, 2008.  Based on the available facts as of the date of this report, we believe this represents approximately an $18 million distribution to the Company.  The distribution is expected to occur on or about October 14, 2008.  Based on the decline in the value of the Fund in September of 2009, we estimate that we will need to record a loss of up to $0.7 million in the second quarter of Fiscal 2009.  We have not yet received any information as to when the remaining amount of our investments will be returned.  However, based upon the maturities of the underlying investments in the Fund, we expect to receive the remaining amount of the investment during Fiscal 2009.  In the event that a substantial amount of our investment is not returned to us within this timeframe, we may have to borrow additional cash through our ABL Line of Credit.  The investment in the Fund will be redesignated out of the line item “Cash and Cash Equivalents” into a line item entitled “Investment in Money Market Fund” in the Company’s Condensed Consolidated Balance Sheets in the Company’s Fiscal 2009 second quarter financial statements.

Cash Flow for the Three Months Ended August 30, 2008 Compared with the Three Months Ended September 1, 2007

We generated $59.3 million of cash flow for the three months ended August 30, 2008 compared with $18.6 million of cash flow for the three months ended September 1, 2007.  Net cash used in operating activities netted to zero for the three months ended August 30, 2008 compared with $15.9 million for the three months ended September 1, 2007.    The improvement in net cash used in operating activities is primarily the result of several factors, as follows:

•	Operating results for the three months ended August 30, 2008 improved by $17.9 million compared to the operating results for the three months ended September 1, 2007.

•	Net cash provided by operating activities was positively affected by $24.6 million related to the provision for deferred income taxes.

•
Cash flow from the change in accounts payable for the three months ended August 30, 2008 increased $82.6 million compared with the three months ended September 1, 2007.  The increase in accounts payable for the three months ended August 30, 2008 compared with the three months ended September 1, 2007 is primarily related to the increase in merchandise inventory during the similar periods.

These increases were partially offset by the following decreases in cash flow from operating activities for the three months ended August 30, 2008 compared with the three months ended September 1, 2007:

•
Merchandise inventory had a larger increase during the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007.  This increase resulted in $86.8 million less cash flow related to the change in inventory during the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007.  The larger increase in our merchandise inventories is primarily due to the opening of 33 new stores between September 1, 2007 and August 30, 2008.

•
Prepaid and other current assets had a larger increase during the three month period ended August 30, 2008 compared with the three month period ended September 1, 2007 which resulted in $14.9 million less cash flow during the respective periods.

•
Accrued and other current liabilities had a smaller increase during the three months ended August 30, 2008 compared with the three months ended September 1, 2007 resulting in $10.5 million less cash flow during the three month period ended August 30, 2008 compared to the three month period ended September 1, 2007.

The improvements in net cash flows from operating activities were augmented by our generating $103.3 million of cash flow from financing activities for the three months ended August 30, 2008 compared with $58.9 million for the three months ended September 1, 2007.  The increased cash flow generated from financing activities is a result of management’s desire to have more cash on hand given the current credit environment.  These cash flow improvements were partially offset by higher levels of spending related to capital expenditures (Discussed in more detail under the caption below entitled “Operational Growth”) during the three months ended August 30, 2008 compared with the three months ended September 1, 2007.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at August 30, 2008 was $351.0 million compared with $284.4 million at May 31, 2008.  The increase in working capital is primarily the result of increases in merchandise inventory of $106.0 million due to new store openings, an increase in cash and cash equivalents of $59.3 million due to management’s intent to have more cash on hand, and an increase in income tax receivable of $18.7 million.  These increases were partially offset by an increase in accounts payable of $114.0 million.

Operational Growth

              During the three months ended August 30, 2008, we opened 20 new BCF stores and relocated two BCF stores. As of August 30, 2008, we operated stores under the names "Burlington Coat Factory Warehouse" (399 stores), "MJM Designer Shoes" (fifteen stores), "Cohoes Fashions" (two stores), and "Super Baby Depot" (one store). We estimate spending approximately $100 million, net of approximately $74 million of landlord allowances, in capital expenditures during Fiscal 2009 including approximately $53 million, net of previously mentioned landlord allowances for store expenditures, $23 million for upgrades of warehouse facilities and $18 million for computer and other equipment expenditures. For the three months ended August 30, 2008, capital expenditures, net of landlord allowances, amounted to $37.0 million.

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

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to our $800 million ABL Line of Credit, $900 million Term Loan and $305 million Senior Notes due 2014. As of August 30, 2008, we are in compliance with all of our debt covenants.  Significant changes in our debt structure consist of the following:

$800 Million ABL Line of Credit

During the three months ended August 30, 2008, we borrowed $103.4 million, net of repayments.   As of August 30, 2008, we had $285.0 million outstanding under our ABL Line of Credit and unused availability of $277.4 million.

$900 Million Term Loan

On September 4, 2007, we made a repayment of principal in the amount of $11.4 million based on 50% of the available free cash flow (as defined in the credit agreement) as of June 2, 2007.  This payment offsets the $2.3 million quarterly payments that we are required to make under the credit agreement through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  Based on the available free cash flow for the fiscal year ended May 31, 2008, the Company was not required to make any mandatory repayment.  As of August 30, 2008, we had $872.8 million outstanding under the Term Loan.

Senior Discount Notes

Beginning on October 15, 2008 through October 15, 2014, we will make semi-annual interest payments to the Senior Discount Notes Holders.  During the remainder of the fiscal year, we will make cash payments of approximately $7.2 million on both October 15, 2008 and April 15, 2008.

Off-Balance Sheet Arrangements

Other than operating leases consummated in the normal course of business and letters of credit, as more fully described below, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

We had letter of credit arrangements with two banks in the amount of $40.9 million and $28.6 million guaranteeing performance under various lease agreements, insurance contracts and utility agreements at August 30, 2008 and September 1, 2007, respectively.

Additionally, we have an outstanding letter of credit in the amount of $3.4 million and $4.3 million at August 30, 2008 and September 1, 2007, respectively, guaranteeing our Industrial Revenue Bonds.  We also have outstanding letters of credit agreements in the amount of $32.6 million and $25.8 million at August 30, 2008 and September 1, 2007, respectively, related to certain merchandising agreements.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our 2008 10-K.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties.  Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows.  Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission.

Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

Recent Accounting Pronouncements

 Refer to Note 18 to the Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan  will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities.

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap transactions. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At August 30, 2008, we had $429.5 million principal amount of fixed-rate debt and $1,157.8 million of floating-rate debt. Based on $1,157.8 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $11.6 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	(in thousands)
	Principal Outstanding at August 30, 2008	Additional Interest Expense Q2 2009	Additional Interest Expense Q3 2009	Additional Interest Expense Q4 2009	Additional Interest Expense Q1 2010
ABL Line of Credit	$285,000	$713	$713	$713	$713
Term Loan	872,807	2,182	2,182	2,177	2,171
Total	$1,157,807	$2,895	$2,895	$2,890	$2,884

We have two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% on our first billion dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $30.4 million assuming constant current borrowing levels of $1.0 billion.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $1.0 billion.  For the three months ended August 30, 2008, our borrowing rates related to our ABL Line of Credit averaged 4.14%.  At August 30, 2008, the borrowing rate related to our Term Loan was 5.06%

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

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

As of August 30, 2008, cash and cash equivalents of $59.0 million was invested in The Reserve Primary Fund ("Fund"), a series of a money market funds registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940.  We redeemed the amount held at August 30, 2008 in September of 2008.  During September of 2008, we made additional investments into the fund of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.   On September 29, 2008, the Fund announced a partial distribution (32% of the Fund assets) in cash to all investors pro rata in proportion to the number of shares each investor held as of the close of business on September 15, 2008.  Based on the available facts as of the date of this report, we believe this represents approximately an $18 million distribution to the Company.  The distribution is expected to occur on or about October 14, 2008.  Based on the decline in the value of the Fund in September of 2009, we estimate that we will need to record a loss of up to $0.7 million in the second quarter of Fiscal 2009.  We have not yet received any information as to when the remaining amount of our investments will be returned.  However, based upon the maturities of the underlying investments in the Fund, we expect to receive the remaining amount of the investment during Fiscal 2009.  In the event that a substantial amount of our investment is not returned to us within this timeframe, we may have to borrow additional cash through our ABL Line of Credit.  The investment in the Fund will be redesignated out of the line item “Cash and Cash Equivalents” into a line item entitled “Investment in Money Market Fund” in the Company’s Condensed Consolidated Balance Sheets in the Company’s Fiscal 2009 second quarter financial statements.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, August 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 30, 2008.

During the three months ended August 30, 2008, there were no changes in our internal control over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2008 10-K.

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

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Mark A. Nesci
Mark A. Nesci
President & Chief Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: October 14, 2008