Form 10-Q
period 2012-07-28
Burlington Coat Factory Investments Holdings, Inc.
filed 2012-09-11
CIK 1368775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File Number 333-137916-110

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule g of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 11, 2012, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,670	$35,664	$31,808
Restricted Cash and Cash Equivalents	34,800	34,800	37,271
Accounts Receivable, Net of Allowances for Doubtful Accounts	31,389	40,119	28,018
Merchandise Inventories	636,848	682,260	665,204
Deferred Tax Assets	21,190	23,243	22,313
Prepaid and Other Current Assets	47,026	40,062	38,137
Prepaid Income Taxes	32,628	21,319	45,696
Assets Held for Sale	—	521	1,113

Total Current Assets	835,551	877,988	869,560
Property and Equipment - Net of Accumulated Depreciation	868,030	865,215	858,161
Tradenames	238,000	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	345,555	359,903	374,937
Goodwill	47,064	47,064	47,064
Other Assets	109,685	112,973	95,549

Total Assets	$2,443,885	$2,501,143	$2,483,271

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$446,957	$276,285	$415,086
Other Current Liabilities	236,212	221,343	214,733
Current Maturities of Long Term Debt	3,122	7,659	3,272

Total Current Liabilities	686,291	505,287	633,091
Long Term Debt	1,421,169	1,605,464	1,528,411
Other Liabilities	214,479	224,352	210,547
Deferred Tax Liabilities	265,651	276,985	275,872
Commitments and Contingencies (Notes 3, 4, 10 and 11)
Stockholder’s Deficit:
Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding)	—	—	—
Capital in Excess of Par Value	476,633	474,569	468,412
Accumulated Deficit	(620,338)	(585,514)	(633,062)

Total Stockholder’s Deficit	(143,705)	(110,945)	(164,650)

Total Liabilities and Stockholder’s Deficit	$2,443,885	$2,501,143	$2,483,271

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Six Months Ended		Three Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
REVENUES:
Net Sales	$1,846,603	$1,722,431	$864,181	$793,349
Other Revenue	15,093	14,343	7,559	7,095

Total Revenue	1,861,696	1,736,774	871,740	800,444
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,163,434	1,084,356	543,549	507,053
Selling and Administrative Expenses	613,327	565,533	306,190	276,705
Restructuring and Separation Costs (Note 4)	1,806	5,190	328	5,190
Depreciation and Amortization	79,903	73,987	39,979	37,367
Impairment Charges – Long-Lived Assets	78	34	66	25
Other Income, Net	(4,415)	(5,120)	(2,113)	(2,311)
Loss on Extinguishment of Debt	3,413	37,764	3,413	—
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	57,108	63,164	27,629	32,310

Total Costs and Expenses	1,914,654	1,824,908	919,041	856,339
Loss Before Income Tax Benefit	(52,958)	(88,134)	(47,301)	(55,895)
Income Tax Benefit	(17,761)	(34,314)	(16,044)	(23,132)

Net Loss	$(35,197)	$(53,820)	$(31,257)	$(32,763)

Total Comprehensive Loss	$(35,197)	$(53,820)	$(31,257)	$(32,763)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	July 28, 2012	July 30, 2011
OPERATING ACTIVITIES
Net Loss	$(35,197)	$(53,820)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	79,903	73,987
Impairment Charges – Long-Lived Assets	78	34
Amortization of Debt Issuance Costs	2,724	4,957
Accretion of Senior Notes	765	825
Interest Rate Cap Agreement - Adjustment to Market	(66)	1,862
Provision for Losses on Accounts Receivable	66	793
Deferred Income Tax Provision (Benefit)	(9,430)	5
Loss on Retirement of Fixed Assets	139	126
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	3,413	16,435
Excess Tax Benefit from Stock Based Compensation	(232)	(230)
Non-Cash Stock Based Compensation Expense	1,403	900
Non-Cash Rent Expense	(4,770)	(2,536)
Changes in Assets and Liabilities:
Accounts Receivable	(2,349)	850
Merchandise Inventories	45,413	(20,976)
Prepaid and Other Current Assets	(18,274)	(31,958)
Accounts Payable	170,672	224,626
Other Current Liabilities and Income Tax Payable	7,879	4,110
Deferred Rent Incentives	17,706	24,126
Other Long Term Assets and Long Term Liabilities	(9,249)	(3,263)

Net Cash Provided by Operating Activities	$250,594	$240,853
INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(62,006)	(68,169)
Proceeds Received from Sale of Property and Equipment	634	108
Increase in Restricted Cash and Cash Equivalents	—	(7,007)
Lease Acquisition Costs	(430)	(557)
Other	—	33

Net Cash Used in Investing Activities	$(61,802)	$(75,592)
FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	180,800	396,700
Proceeds from Long Term Debt – Notes Payable	—	450,000
Proceeds from Long Term Debt – Term Loan	116,913	990,000
Principal Payments on Long Term Debt – ABL Line of Credit	(352,600)	(486,300)
Principal Payments on Long Term Debt – Senior Discount Notes	—	(99,309)
Principal Payments on Long Term Debt – Senior Notes	—	(302,056)
Principal Payments on Long Term Debt	(340)	(413)
Principal Payments on Long Term Debt – Term Loan	(135,749)	(790,050)
Payment of Dividends	(1,711)	(297,917)
Stock Option Exercise and Related Tax Benefits	661	758
Debt Issuance Costs	(760)	(25,080)

Net Cash Used in Financing Activities	(192,786)	(163,667)
(Decrease)/Increase in Cash and Cash Equivalents	(3,994)	1,594
Cash and Cash Equivalents at Beginning of Period	35,664	30,214

Cash and Cash Equivalents at End of Period	$31,670	$31,808

Supplemental Disclosure of Cash Flow Information
Interest Paid	$54,236	$45,283

Net Income Tax Payments	$2,720	$2,596

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$21,444	$11,907

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 28, 2012

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (Fiscal 2011 10-K). The balance sheet at January 28, 2012 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2011 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended July 28, 2012 are not necessarily indicative of results for the fiscal year ending February 2, 2013 (Fiscal 2012).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2011 10-K.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (ASU 2012-02). In accordance with ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect it to have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the six-month period ended July 28, 2012 and there were no new accounting standards or pronouncements that were issued but not yet effective as of July 28, 2012 that the Company expects to have a material impact upon becoming effective.

2. Stockholder’s Deficit

Activity for the three and six month periods ended July 28, 2012 and July 30, 2011 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 28, 2012	$—	$474,569	$(585,514)	$(110,945)
Net Loss	—	—	(3,940)	(3,940)
Stock Options Exercised and Related Tax Benefits		394	—	394
Stock Based Compensation	—	791	—	791
Dividends (b)	—	—	373	373

Balance at April 28, 2012	—	475,754	(589,081)	(113,327)

Net Loss	—	—	(31,257)	(31,257)
Stock Options Exercised and Related Tax Benefits	—	267	—	267
Stock Based Compensation	—	612	—	612

Balance at July 28, 2012	$—	$476,633	$(620,338)	$(143,705)

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 29, 2011	$—	$466,754	$(279,242)	$187,512
Net Loss	—	—	(21,057)	(21,057)
Excess Tax Benefit from Stock Based Compensation		448	—	448
Stock Option Expense	—	705	—	705
Dividends (a)	—	—	(300,000)	(300,000)

Balance at April 30, 2011	—	467,907	(600,299)	(132,392)

Net Loss	—	—	(32,763)	(32,763)
Stock Options Exercised and Related Tax Benefits		310	—	310
Stock Based Compensation	—	195	—	195

Balance at July 30, 2011	$—	$468,412	$(633,062)	$(164,650)

(a)	Represents dividends payable to the stockholders of Burlington Coat Factory Holdings, Inc. (Parent) in conjunction with the Company’s February 2011 debt refinancing, of which $297.9 million was paid as of April 30, 2011 and $1.7 million was paid as of April 28, 2012. Less than $0.1 million was paid during the three months ended July 28, 2012.
(b)	As a result of certain forfeitures of Parent’s restricted stock prior to the payment date, $0.4 million of dividend payments were forfeited and reverted back to the Company.

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	July 28, 2012	January 28, 2012	July 30, 2011
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.5%) plus 4.8%, due in quarterly payments of $2,400 from August 3, 2013 to January 28, 2017, matures on February 23, 2017.	$932,431	$949,123	$978,265
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2012 to February 15, 2019.	450,000	450,000	450,000
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016.	18,200	190,000	79,000
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	—	—	100
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	—	—	38
Capital Lease Obligations	23,660	24,000	24,280

Total debt	1,424,291	1,613,123	1,531,683
Less: current maturities	(3,122)	(7,659)	(3,272)

Long-term debt, net of current maturities	$1,421,169	$1,605,464	$1,528,411

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

On May 16, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the Term Loan Credit Agreement, which, among other things, reduces the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the Amendment provided for a replacement of the previously outstanding $950.5 principal amount of term B loans (the “Term B Loans”) with a like aggregate principal amount of term B-1 loans (the “Term B-1 Loans”). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of this transaction, mandatory quarterly payments of $2.4 million are payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. The Company elected to make a prepayment of $9.5 million in May 2012, which offsets the mandatory quarterly payments through August 3, 2013.

In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic 470), the Company recognized a non-cash loss on the extinguishment of debt of $3.4 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended July 28, 2012. In connection with the Amendment, the Company incurred fees of $3.1 million, primarily related to legal and placement fees, which were recorded in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended July 28, 2012.

The Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.

The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.

Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the Term Loan Credit Agreement, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the benefit for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate, as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Term Loan Facility was 5.5% as of July 28, 2012.

ABL Line of Credit

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. The aggregate amount of commitments under the amended and restated credit agreement is $600 million and, subject to the satisfaction of certain conditions, the Company may increase the aggregate amount of commitments up to $900 million. Interest rates under the amended and restated credit agreement are based on LIBO rates as determined by the administrative agent plus an applicable margin of 1.75% to 2.25% based on daily availability, or various prime rate loan options plus an applicable margin of 0.75% to 1.25% based on daily availability. The fee on the average daily balance of unused loan commitments is 0.375%.

Prior to the September 2, 2011 ABL amendment and restatement, the ABL Line of Credit carried an interest rate of LIBOR plus a spread which was determined by the Company’s annual average borrowings outstanding. Commitment fees of 0.75% to 1.0%, based on the Company’s usage of the line of credit, were charged on the unused portion of the facility and were included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

At July 28, 2012, the Company had $390.9 million available under the ABL Line of Credit and $18.2 million of outstanding borrowings. The maximum borrowings under the facility during the three and six month periods ended July 28, 2012 amounted to $50.0 million and $213.7 million, respectively. Average borrowings during the three and six month periods ended July 28, 2012 amounted to $10.9 million and $46.9 million, respectively, at average interest rates of 2.3% and 2.1%, respectively. At January 28, 2012, $190.0 million was outstanding under this facility. At July 28, 2012 the Company’s borrowing rate related to the ABL Line of Credit was 4.0%.

At July 30, 2011, the Company had $272.3 million available under the ABL Line of Credit and $79.0 million of outstanding borrowings. The maximum borrowings under the facility during each of the three and six month periods ended July 30, 2011 amounted to $87.9 million and $184.9 million, respectively. Average borrowings during the three and six month periods ended July 30, 2011 amounted to $30.9 million and $51.5 million, respectively, at an average interest rate of 4.3% and 4.4%, respectively. At July 30, 2011 the Company’s borrowing rate related to the ABL Line of Credit was 3.8%.

Both the Term Loan and the ABL Line of Credit are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries (with the exception of one immaterial non-guarantor subsidiary). The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment. The Term Loan is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

As of July 28, 2012, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the Term Loan Facility, as well as the indenture governing the Senior Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $27.5 million, $31.5 million and $33.1 million in deferred financing fees, net of accumulated amortization, as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing fees amounted to $1.3 million and $2.4 million for the three month periods ended July 28, 2012 and July 30, 2011, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended July 28, 2012, the Company recorded $0.7 million of new deferred financing costs related to the amendment of the Term Loan Facility discussed above.

Amortization of deferred financing fees amounted to $2.7 million and $5.0 million for the six months ended July 28, 2012 and July 30, 2011, respectively. During the six months ended July 28, 2012, the Company recorded $0.7 million of new deferred financing costs and wrote off $2.0 million deferred financing costs and accumulated amortization related to the Amendment of the Term Loan Facility discussed above.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. Changes in the Company’s workforce during the three and six months ended July 28, 2012 resulted in a severance charge of $0.3 million and $1.8 million, respectively, which was recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

In comparison, severance charges for the three and six months ended July 30, 2011 were $5.2 million for both periods. Severance charges for the three and six months ended July 30, 2011 were also the result of the Company’s efforts to improve workflow efficiencies and realign certain responsibilities, which effected the reorganization of certain positions within its stores and corporate locations.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of July 28, 2012 and July 30, 2011:

	(in thousands)
	January 28, 2012	Charges	Cash Payments	Other	July 28, 2012
Severance – Restructuring	$—	$728	$(728)	$—	$—
Severance – Separation Cost	979	1,078	(1,207)	—	850

Total	$979	$1,806	$(1,935)	$—	$850

	(in thousands)
	January 29, 2011	Charges	Cash Payments	Other	July 30, 2011
Severance – Restructuring	$6	$3,360	$(1,729)	$—	$1,637
Severance – Separation Cost	1,231	1,830	(1,745)	—	1,316

Total	$1,237	$5,190	$(3,474)	$—	$2,953

5. Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, “Fair Value Measurements and Disclosures,” (Topic No. 820) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.

Level 2:	Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Pricing inputs that are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities.

The inputs into the determination of fair value require significant management judgment or estimation.

Financial Assets

The Company’s financial assets as of July 28, 2012 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of July 28, 2012, the Company recorded credit valuation adjustments of $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 28, 2012	January 28, 2012	July 30, 2011
Assets:
Level 1
Cash equivalents (including restricted cash)	$34,946	$34,915	$37,359
Level 2
Interest rate cap agreements (a)	$180	$114	$1,417
Level 3
Note Receivable (b)	$758	$763	$1,099

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).
(b)

Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from January 28, 2012 to July 28, 2012 is related to unrealized losses. The change in fair value of the Company’s Level 3 note receivable from July 30, 2011 to July 28, 2012 is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains in the amount of $0.2 million.

Financial Liabilities

The fair value of the Company’s debt as of July 28, 2012, January 28, 2012 and July 30, 2011 is noted in the table below:

	(in thousands)
	July 28, 2012		January 28, 2012		July 30, 2011
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.5%) plus 4.8% due in quarterly payments of $2,400 from August 3, 2013 to January 28, 2017, matures on February 23, 2017.	$932,431	$932,431	$949,123	$945,247	$978,265	$978,265
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2012 to February 15, 2019.	450,000	475,875	450,000	432,000	450,000	452,250
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016. (a)	18,200	18,200	190,000	190,000	79,000	79,000
Other debt (b)	—	—	—	—	138	138

Total debt	$1,400,631	$1,426,506	$1,589,123	$1,567,247	$1,507,403	$1,509,653

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Other debt includes the industrial revenue bonds and both promissory notes, as described in the Fiscal 2011 10-K.
(c)	Capital lease obligations are excluded from the table above.

As of July 28, 2012, the fair value of the Company’s debt, exclusive of capital leases, was $1,426.5 million compared to the carrying value of $1,400.6 million. The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since July 28, 2012, and current estimates of fair value may differ from amounts presented herein.

6. Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). Topic No. 815 provides disclosure requirements to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under Topic No. 815 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. The Company’s senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations. The Company uses interest rate cap agreements, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows attributable to the changes in LIBOR rates.

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap agreements are recorded at affair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of July 28, 2012, January 28, 2012 and July 30, 2011, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
	July 28, 2012		Asset Derivatives January 28, 2012		July 30, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$180	Other Assets	$114	Other Assets	$1,417

Liability Derivatives
	July 28, 2012		January 28, 2012		July 30, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

(Gain) or Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income on Derivatives
		Six Months Ended		Three Months Ended
		July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Interest Rate Cap Agreements	Interest Expense	$(66)	$1,862	$66	$ 610

The Company has two interest rate cap agreements each of which has a notional principal amount of $450 million, a cap rate of 7.0% and terminates on May 31, 2015. The Company has not elected hedge accounting treatment for its interest rate cap agreements. The Company adjusts these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

7. Income Taxes

	July 28, 2012	January 28, 2012	July 30, 2011
Current Deferred Tax Asset	$21,190	$23,243	$22,313
Non-Current Deferred Tax Liability	265,651	276,985	275,872

Net Deferred Tax Liability	$244,461	$253,742	$253,559

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily related to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of July 28, 2012, the Company’s best estimate of its annual effective income tax rate was 38.2%, (before discrete items).

As of July 28, 2012, January 28, 2012 and July 30, 2011, valuation allowances amounted to $6.1 million, $6.1 million and $5.8 million, respectively, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2012. Within the next twelve months, the Company expects its unrecognized tax benefits to be reduced by $7.5 - $9.0 million (including penalties and interest) upon the closing of ongoing state audits related to filing positions taken by the Company.

In addition, management also determined that a full valuation allowance of $1.2 million was required against the tax benefit associated with Puerto Rico alternative minimum tax credits as of July 28, 2012 and January 28, 2012, respectively.

8. Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Grants made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock. As of July 28, 2012, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Parent’s Class A common stock and 730,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three and six months ended July 28, 2012 amounted to $0.6 million and $1.4 million, respectively. In comparison, non-cash stock compensation expense for the three and six months end July 30, 2011 amounted to $0.2 million and $0.9 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Type of Non-Cash Stock Compensation
Stock Option Compensation	$550	$82	$917	$545
Restricted Stock Compensation	62	113	486	355

Total	$612	$195	$1,403	$900

Stock Options

Options granted during the six month periods ended July 28, 2012 and July 30, 2011 were all service-based awards and were granted at exercise prices of (i) $50 per unit and $120 per unit prior to May 17, 2012, and (ii) $65 per unit and $120 per unit from and after May 17, 2012.

In April 2011, the Parent’s Board of Directors, in order to reflect the dividends paid in connection with the debt refinancing, approved a reduction of the exercise prices of each then outstanding option from $90 per unit and $180 per unit, respectively, to $30.60 and $120.60 per unit, respectively, without affecting the existing vesting schedules thereof. Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change as a result of this modification.

All of the service-based awards granted during the six month period ended July 28, 2012 and July 30, 2011 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options awarded pursuant to the Plan become exercisable upon a change of control. Unless determined otherwise by the plan administrator and except as otherwise set forth in the option holders’ stock agreement, upon cessation of employment, (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of July 28, 2012, the Company had 477,338 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.” For the three and six months ended July 28, 2012, the Company recognized non-cash stock option compensation expense of $0.6 million ($0.4 million after tax) and $0.9 million ($0.6 million after tax), respectively, net of less than a $0.1 million and a $0.2 million forfeiture adjustment. These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated. For the three and six months ended July 30, 2011, the Company recognized non-cash stock option compensation expense of $0.1 million (less than $0.1 million after tax) and $0.5 million ($0.2 million after tax), respectively, net of a respective $0.5 million and $0.7 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

As of July 28, 2012 there was approximately $4.8 million of unearned non-cash stock-based option compensation that the Company expected to recognize as expense over the next 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. As of July 28, 2012, 41.5% percent of outstanding options to purchase units had vested.

Stock option transactions during the six month period ended July 28, 2012 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 28, 2012	472,673	$69.86
Options Granted	39,000	83.08
Options Forfeited	(20,101)	(74.44)
Options Exercised	(14,234)	(30.60)

Options Outstanding July 28, 2012	477,338	$72.72

Non-vested stock option unit transactions during the six months ended July 28, 2012 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, January 28, 2012	290,464	$34.12
Granted	39,000	46.56
Vested	(37,391)	(36.63)
Forfeited	(12,668)	(40.48)

Non-Vested Options Outstanding, July 28, 2012	279,405	$38.00

The following table summarizes information about the exercise price and weighted average remaining contractual life of options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of July 28, 2012:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At July 28, 2012	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At July 28, 2012	Weighted Average Remaining Contractual Life (Years)
$30.60	217,594	6.6	109,223	6.0
$50.00	55,667	9.1	—	—
$65.00	25,333	9.9	—	—
$120.00	40,500	9.3	—	—
$120.60	124,244	5.5	74,710	4.3
$270.00	14,000	0.6	14,000	0.6

	477,338		197,933

The following table summarizes information about the exercise prices and weighted average remaining contractual life of vested options and options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of July 28, 2012
$30.60	180,015	6.5	$30.60
$50.00	44,533	9.1	$50.00
$65.00	22,293	9.9	$65.00
$120.00	32,400	9.3	$120.00
$120.60	108,134	5.3	$120.60
$270.00	14,000	0.6	$270.00

	401,375

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the six months ended July 28, 2012 and July 30, 2011:

	Six Months Ended
	July 28, 2012	July 30, 2011
Risk-Free Interest Rate	1.0 – 1.3%	2.4 – 3.8%
Expected Volatility	35.0%	30.5%
Expected Life (years)	6.6	6.4 – 10.0
Contractual Life (years)	10	10
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$30.60	$—	$20.57
$50.00	$27.14	$14.35
$65.00	$54.51	$—
$120.00	$30.49	$10.19
$120.60	$—	$12.64

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and the refinancing of the Company’s debt and related dividend payments (as further described in Note 3 to the Condensed Consolidated Financial Statements entitled “Long Term Debt”).

Restricted Stock Awards

Under the Plan, the Company also has the ability to grant restricted stock awards. Restricted stock awards typically vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant. Following a change of control, as defined by the Plan, all unvested units shall accelerate and vest as of the date of such change of control.

During the three and six month periods ended July 28, 2012, the Company recorded $0.1 million and $0.5 million, respectively, of non-cash restricted stock compensation expense. There were no forfeitures of restricted stock during either the three or six month periods ended July 28, 2012. During the three and six months ended July 30, 2011, the Company recorded $0.1 million and $0.4 million, respectively, of non-cash restricted stock compensation expense, inclusive of forfeitures of $0.1 million for both periods. As of July 28, 2012, there was approximately $0.2 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 2.8 years. Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years. At July 28, 2012, 91,460 of the outstanding awards of restricted stock were vested.

Restricted stock transactions for the six months ended July 28, 2012 are summarized below:

Number of Awards
Restricted Stock Awards Outstanding January 28, 2012	91,571
Restricted Stock Awards Granted	5,000
Restricted Stock Awards Forfeited	—
Restricted Stock Awards Retired	(111)

Restricted Stock Awards Outstanding July 28, 2012	96,460

Non-vested restricted stock transactions during the six months ended July 28, 2012 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Restricted Stock Awards Outstanding, January 28, 2012	28,122	$45.96
Restricted Stock Awards Granted	5,000	61.12
Restricted Stock Awards Vested	(28,122)	(45.96)

Non-Vested Restricted Stock Awards Outstanding, July 28, 2012	5,000	$61.12

9. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $28.3 million, $29.7 million and $29.3 million as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $47.0 million, $49.6 million and $50.3 million, as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively. At July 28, 2012, January 28, 2012 and July 30, 2011, the portion of self-insurance reserve expected to be paid in the next twelve months of $18.5 million, $19.1 million and $19.1 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining respective balances of $28.5 million, $30.5 million and $31.2 million were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

10. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $2.9 million, $6.1 million and $7.1 million as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material effect on the Company’s Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2011 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of July 28, 2012, the Company was committed to 22 new lease agreements (inclusive of four relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2012. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $120.3 million, $223.5 million, $202.0 million, $177.1 million, and $748.0 million for the remainder of the fiscal year ended February 2, 2013, and the fiscal years ended February 1, 2014, January 31, 2015, January 30, 2016 and January 28, 2017 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $44.5 million and $52.4 million as of July 28, 2012 and July 30, 2011, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $390.9 million and $272.3 million as of July 28, 2012 and July 30, 2011, respectively. Among these arrangements as of July 28, 2012 and July 30, 2011, the Company had letters of credit in the amount of $26.8 million and $32.1 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amount of $17.7 million and $20.3 million at July 28, 2012 and July 30, 2011, respectively, related to certain merchandising agreements.

The Company had irrevocable letters of credit in the amount of $35.3 million as of January 28, 2012. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $242.6 million as of January 28, 2012. Letters of credit outstanding at January 28, 2012 amounted to $27.7 million, guaranteeing performance under various lease agreements, insurance contracts and utility agreements. The Company also had letters of credit in the amount of $7.6 million at January 28, 2012 related to certain merchandising agreements.

11. Condensed Guarantor Data

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFW and the guarantor subsidiaries. The Company has one immaterial non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or the Company, or to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of July 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$4,811	$26,859	$—	$31,670
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	23,931	7,458	—	31,389
Merchandise Inventories	—	—	636,848	—	636,848
Deferred Tax Asset	—	11,761	9,429	—	21,190
Prepaid and Other Current Assets	—	17,802	29,224	—	47,026
Prepaid Income Tax	—	30,548	2,080	—	32,628
Intercompany Receivable	—	—	625,998	(625,998)	—

Total Current Assets	—	123,653	1,337,896	(625,998)	835,551
Property and Equipment - Net of Accumulated Depreciation	—	77,119	790,911	—	868,030
Tradenames	—	238,000	—	—	238,000
Favorable Leases - Net of Accumulation Amortization	—	—	345,555	—	345,555
Goodwill	—	47,064		—	47,064
Investment in subsidiaries	—	2,073,574	—	(2,073,574)	—
Other Assets	—	27,922	81,763	—	109,685

Total Assets	$—	2,587,332	2,556,125	(2,699,572)	2,443,885

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	446,957	—	—	446,957
Other Current Liabilities	—	126,061	110,151	—	236,212
Intercompany Payable	—	625,998	—	(625,998)	—
Current Maturities of Long Term Debt	—	2,376	746	—	3,122

Total Current Liabilities	—	1,201,392	110,897	(625,998)	686,291
Long Term Debt	—	1,398,255	22,914	—	1,421,169
Other Liabilities	—	46,942	167,537	—	214,479
Deferred Tax Liability	—	84,448	181,203	—	265,651
Investment in Subsidiaries	143,705	—	—	(143,705)	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	476,633	476,633	1,063,182	(1,539,815)	476,633
(Accumulated Deficit) Retained Earnings	(620,338)	(620,338)	1,010,392	(390,054)	(620,338)

Total Stockholder’s (Deficit) Equity	(143,705)	(143,705)	2,073,574	(1,929,869)	(143,705)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	2,587,332	2,556,125	(2,699,572)	2,443,885

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of January 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$11,522	$24,142	$—	$35,664
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	21,037	19,082	—	40,119
Merchandise Inventories	—	—	682,260	—	682,260
Deferred Tax Assets	—	10,008	13,235	—	23,243
Prepaid and Other Current Assets	—	13,628	26,434	—	40,062
Prepaid Income Taxes	—	18,964	2,355	—	21,319
Intercompany Receivable	—	—	471,255	(471,255)	—
Assets Held for Disposal	—	—	521	—	521

Total Current Assets	—	109,959	1,239,284	(471,255)	877,988
Property and Equipment—Net of Accumulated Depreciation	—	80,220	784,995	—	865,215
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulated Amortization	—	—	359,903	—	359,903
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	1,995,796	—	(1,995,796)	—
Other Assets	—	31,696	81,277	—	112,973

Total Assets	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$276,285	$—	$—	$276,285
Other Current Liabilities	—	134,874	86,469	—	221,343
Intercompany Payable	—	471,255	—	(471,255)	—
Current Maturities of Long Term Debt	—	6,953	706	—	7,659

Total Current Liabilities	—	889,367	87,175	(471,255)	505,287
Long Term Debt	—	1,582,169	23,295	—	1,605,464
Other Liabilities	—	56,909	167,443	—	224,352
Deferred Tax Liability	—	85,235	191,750	—	276,985
Investment in Subsidiaries	110,945	—	—	(110,945)	—
Commitments and Contingencies	—	—	—	—	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	474,569	474,569	1,063,180	(1,537,749)	474,569
(Accumulated Deficit) Retained Earnings	(585,514)	(585,514)	932,616	(347,102)	(585,514)

Total Stockholder’s (Deficit) Equity	(110,945)	(110,945)	1,995,796	(1,884,851)	(110,945)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of July 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$4,476	$27,332	$—	$31,808
Restricted Cash and Cash Equivalents	—	34,800	2,471	—	37,271
Accounts Receivable	—	18,757	9,261	—	28,018
Merchandise Inventories	—	—	665,204	—	665,204
Deferred Tax Asset	—	7,903	14,410	—	22,313
Prepaid and Other Current Assets	—	15,774	22,363	—	38,137
Prepaid Income Tax	—	42,782	2,914	—	45,696
Intercompany Receivable	—	—	361,125	(361,125)	—
Assets Held for Sale	—	—	1,113	—	1,113

Total Current Assets	—	124,492	1,106,193	(361,125)	869,560
Property and Equipment - Net of Accumulated Depreciation	—	78,781	779,380	—	858,161
Tradenames	—	238,000	—	—	238,000
Favorable Leases - Net of Accumulation Amortization	—	—	374,937	—	374,937
Goodwill	—	47,064	—	—	47,064
Investment in subsidiaries	—	1,845,607	—	(1,845,607)	—
Other Assets	—	38,609	56,940	—	95,549

Total Assets	$—	$2,372,553	$2,317,450	$(2,206,732)	$2,483,271

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$415,086	$—	$—	$415,086
Other Current Liabilities	—	115,248	99,485	—	214,733
Intercompany Payable	—	361,125	—	(361,125)	—
Current Maturities of Long Term Debt	—	2,500	772	—	3,272

Total Current Liabilities	—	893,959	100,257	(361,125)	633,091
Long Term Debt	—	1,504,765	23,646	—	1,528,411
Other Liabilities	—	50,087	160,460	—	210,547
Deferred Tax Liability	—	88,392	187,480	—	275,872
Investment in Subsidiaries	164,650	—	—	(164,650)	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	468,412	468,412	1,063,182	(1,531,594)	468,412
(Accumulated Deficit) Retained Earnings	(633,062)	(633,062)	782,425	(149,363)	(633,062)

Total Stockholder’s (Deficit) Equity	(164,650)	(164,650)	1,845,607	(1,680,957)	(164,650)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	$2,372,553	$2,317,450	$(2,206,732)	$2,483,271

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Six Months Ended July 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$1,846,603	$—	$1,846,603
Other Revenue	—	78	15,015	—	15,093

Total Revenue	—	78	1,861,618	—	1,861,696
COSTS AND EXPENSES:
Cost of Sales	—	—	1,163,434	—	1,163,434
Selling and Administrative Expenses	—	98,040	515,287	—	613,327
Restructuring and Separation Costs	—	1,370	436	—	1,806
Depreciation and Amortization	—	13,236	66,667	—	79,903
Impairment Charges – Long-Lived Assets	—	—	78	—	78
Other Income, Net	—	(2,080)	(2,335)	—	(4,415)
Loss on Extinguishment of Debt		3,413	—	—	3,413
Interest Expense	—	56,081	1,027	—	57,108
Loss (Earnings) from Equity Investment	35,197	(77,777)	—	42,580	—

Total Costs and Expenses	35,197	92,283	1,744,594	42,580	1,914,654
(Loss) Income Before (Benefit) Provision for Income Taxes	(35,197)	(92,205)	117,024	(42,580)	(52,958)
(Benefit) Provision for Income Taxes	—	(57,008)	39,247	—	(17,761)

Net (Loss) Income	$(35,197)	$(35,197)	$77,777	$(42,580)	$(35,197)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended July 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$864,181	$—	$864,181
Other Revenue	—	47	7,512	—	7,559

Total Revenue	—	47	871,693	—	871,740
COSTS AND EXPENSES:
Cost of Sales	—	—	543,549	—	543,549
Selling and Administrative Expenses	—	50,528	255,662	—	306,190
Restructuring and Separation Costs	—	106	222	—	328
Depreciation and Amortization	—	6,835	33,144	—	39,979
Impairment Charges – Long-Lived Assets	—	—	66	—	66
Other Income, Net	—	(816)	(1,297)	—	(2,113)
Loss on Extinguishment of Debt		3,413	—	—	3,413
Interest Expense	—	27,124	505	—	27,629
Loss (Earnings) from Equity Investment	31,257	(24,021)	—	(7,236)	—

Total Costs and Expenses	31,257	63,169	831,851	(7,236)	919,041
(Loss) Income Before (Benefit) Provision for Income Taxes	(31,257)	(63,122)	39,842	7,236	(47,301)
(Benefit) Provision for Income Taxes	—	(31,865)	15,821	—	(16,044)

Net (Loss) Income	$(31,257)	$(31,257)	$24,021	$7,236	$(31,257)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Six Months Ended July 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$1,722,431	$—	$1,722,431
Other Revenue	—	179	14,164	—	14,343

Total Revenue	—	179	1,736,595	—	1,736,774
COSTS AND EXPENSES:
Cost of Sales	—	—	1,084,356	—	1,084,356
Selling and Administrative Expenses	—	82,675	482,858	—	565,533
Restructuring and Separation Costs	—	3,920	1,270	—	5,190
Depreciation and Amortization	—	10,588	63,399	—	73,987
Impairment Charges – Long-Lived Assets	—	—	34	—	34
Other Income, Net	—	(3,016)	(2,104)	—	(5,120)
Loss on Extinguishment of Debt		36,042	1,722	—	37,764
Interest Expense	—	61,059	2,105	—	63,164
Loss (Earnings) from Equity Investment	53,820	(62,871)	—	9,051	—

Total Costs and Expenses	53,820	128,397	1,633,640	9,051	1,824,908
(Loss) Income Before (Benefit) Provision for Income Taxes	(53,820)	(128,218)	102,955	(9,051)	(88,134)
(Benefit) Provision for Income Taxes	—	(74,398)	40,084	—	(34,314)

Net (Loss) Income	$(53,820)	$(53,820)	$62,871	$(9,051)	$(53,820)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended July 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$793,349	$—	$793,349
Other Revenue	—	95	7,000	—	7,095

Total Revenue	—	95	800,349	—	800,444
COSTS AND EXPENSES:
Cost of Sales	—	—	507,053	—	507,053
Selling and Administrative Expenses	—	43,523	233,182	—	276,705
Restructuring and Separation Costs	—	3,920	1,270	—	5,190
Depreciation and Amortization	—	5,709	31,658	—	37,367
Impairment Charges – Long-Lived Assets	—	—	25	—	25
Other Income, Net	—	(1,273)	(1,038)	—	(2,311)
Interest Expense	—	31,791	519	—	32,310
Loss (Earnings) from Equity Investment	32,763	(13,704)	—	(19,059)	—

Total Costs and Expenses	32,763	69,966	772,669	(19,059)	856,339
(Loss) Income Before (Benefit) Provision for Income Taxes	(32,763)	(69,871)	27,680	19,059	(55,895)
(Benefit) Provision for Income Taxes	—	(37,108)	13,976	—	(23,132)

Net (Loss) Income	$(32,763)	$(32,763)	$13,704	$19,059	$(32,763)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Six Months Ended July 28, 2012
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$46,030	$204,564	$—	$250,594
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(15,039)	(46,967)	—	(62,006)
Proceeds Received from Sale of Fixed Assets	—	—	634	—	634
Lease Rights Acquired	—	—	(430)	—	(430)

Net Cash Used in Investing Activities	—	(15,039)	(46,763)	—	(61,802)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	180,800	—	—	180,800
Proceeds from Long Term Debt – Term Loan	—	116,913	—	—	116,913
Principal Payments on Long Term Debt – ABL Line of Credit	—	(352,600)	—	—	(352,600)
Principal Payments on Long Term Debt	—	—	(340)	—	(340)
Principal Payments on Long Term Debt – Term Loan	—	(135,749)	0	—	(135,749)
Debt Issuance Cost	—	(760)	0	—	(760)
Stock Option Exercise and Related Tax Benefits	—	661	0	—	661
Intercompany Borrowings (Payments)	—	154,743	(154,743)		—
Payment of Dividends	(1,711)	(1,711)	—	1,711	(1,711)
Receipt of Dividends	1,711	—	—	(1,711)	—

Net Cash Used In Financing Activities	—	(37,703)	(155,083)	—	(192,786)
Increase in Cash and Cash Equivalents	—	(6,712)	2,718	—	(3,994)
Cash and Cash Equivalents at Beginning of Period	—	11,522	24,142	—	35,664

Cash and Cash Equivalents at End of Period	$—	$4,810	$26,860	$—	$31,670

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Six Months Ended July 30, 2011
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$112,386	$128,467	$—	$240,853
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(25,904)	(42,265)	—	(68,169)
Proceeds Received from Sale of Fixed Assets	—	—	108	—	108
Lease Rights Acquired	—	—	(557)	—	(557)
Change in Restricted Cash and Cash Equivalents	—	(7,007)	—	—	(7,007)
Investing Activity-Other	—	33	—	—	33

Net Cash Used in Investing Activities	—	(32,878)	(42,714)	—	(75,592)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	396,700	—	—	396,700
Proceeds from Long Term Debt – Notes Payable	—	450,000	—	—	450,000
Proceeds from Long Term Debt – Term Loan	—	990,000	—	—	990,000
Principal Payments on Long Term Debt – ABL Line of Credit	—	(486,300)	—	—	(486,300)
Principal Payments on Long Term Debt – Senior Discount Notes	—	—	(99,309)	—	(99,309)
Principal Payments on Long Term Debt – Senior Notes	—	(302,056)	—	—	(302,056)
Principal Payments on Long Term Debt	—	—	(413)	—	(413)
Principal Payments on Long Term Debt – Term Loan	—	(790,050)	—	—	(790,050)
Debt Issuance Cost	—	(25,080)	—	—	(25,080)
Stock Option Exercise and Related Tax Benefits	—	758	—	—	758
Intercompany Payments (Borrowings)	—	(18,253)	18,253	—	—
Payment of Dividends	(297,917)	(297,917)	—	297,917	(297,917)
Receipt of Dividends	297,917	—	—	(297,917)	—

Net Cash Used In Financing Activities	—	(82,198)	(81,469)	—	(163,667)
Increase in Cash and Cash Equivalents	—	(2,690)	4,284	—	1,594
Cash and Cash Equivalents at Beginning of Period	—	7,168	23,046	—	30,214

Cash and Cash Equivalents at End of Period	$—	$4,478	$27,330	$—	$31,808

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter we or our or Holdings). The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended January 28, 2012 (Fiscal 2011 10-K). Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

Fiscal 2012 is defined as the 53 week year ending February 2, 2013. We define the 2011 fiscal year (Fiscal 2011) and the 2010 fiscal year (Fiscal 2010) as the 52 week periods ending January 28, 2012 and January 29, 2011, respectively.

Overview

Three Month Period Ended July 28, 2012 Compared with the Three Month Period ended July 30, 2011

Consolidated net sales increased $70.9 million, or 8.9%, to $864.2 million for the three months ended July 28, 2012 from $793.3 million for the three months ended July 30, 2011. This increase was primarily attributable to a 2.9%, or $23.0 million, increase in our comparative store sales as well as an increase in sales related to new stores and stores previously opened that are not included in our comparative store sales. We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2012” and “Three Month Period Ended July 28, 2012 compared with the Three Month Period Ended July 30, 2011” for further explanation).

Cost of sales increased $36.5 million, or 7.2%, during the three month period ended July 28, 2012 compared with the three month period ended July 30, 2011. The dollar increase in cost of sales was primarily related to sales from 20 net new stores that were opened since July 30, 2011 as well as our 2.9%, or $23.0 million, comparative store sales increase. Cost of sales as a percentage of net sales decreased to 62.9% during the three months ended July 28, 2012 compared with 63.9% during the three months ended July 30, 2011. The improvement in cost of sales as a percentage of net sales was a function of fewer markdowns taken and a lower shrink accrual rate during the three months ended July 28, 2012 compared with the three months ended July 30, 2011. Planned decreases in initial markup during the quarter, in order to be more aggressive in initial pricing, has accelerated our inventory turnover ratio thereby reducing our need to take markdowns.

Total selling and administrative expenses increased $29.5 million, or 10.7%, during the three months ended July 28, 2012 compared with the three months ended July 30, 2011, primarily related to new stores and stores that were not operating for the full three months ended July 30, 2011 but did operate for the full three months ended July 28, 2012. Selling and administrative expenses as a percentage of sales increased to 35.4% during the three months ended July 28, 2012 from 34.9% during the three months ended July 30, 2011. The increase in selling and administrative expenses as a percentage of net sales was primarily related to certain investments aimed at improving our customers’ shopping experience which were made during the third and fourth quarters of Fiscal 2011 but have not annualized (refer to the section below entitled “Three Month Period Ended July 28, 2012 compared with the Three Month Period Ended July 30, 2011” for further explanation).

We recorded a net loss of $31.3 million for the three month period ended July 28, 2012 compared with a net loss of $32.8 million for the three month period ended July 30, 2011. The improvement in our net loss position was primarily driven by the improvement in gross margin, partially offset by increased selling and administrative expenses (refer to the section below entitled “Three Month Period Ended July 28, 2012 compared with the Three Month Period Ended July 30, 2011” for further explanation).

Six Month Period Ended July 28, 2012 Compared with the Six Month Period ended July 30, 2011

Consolidated net sales increased $124.2 million, or 7.2%, to $1,846.6 million for the six months ended July 28, 2012 from $1,722.4 million for the six months ended July 30, 2011. This increase was primarily attributable to an increase in sales related to new stores, stores previously opened that are not included in our comparative store sales, and a 1.7%, or $28.8 million, increase in our comparative store sales. We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2012” and “Six Month Period Ended July 28, 2012 compared with the Six Month Period Ended July 30, 2011” for further explanation).

Cost of sales increased $79.0 million, or 7.3%, during the six month period ended July 28, 2012 compared with the six month period ended July 30, 2011. The dollar increase in cost of sales was primarily related to sales from 20 net new stores that were opened since July 30, 2011 as well as our 1.7%, or $28.8 million, comparative store sales increase. Cost of sales as a percentage of net sales during the six months ended July 28, 2012 remained in line with the six months ended July 30, 2011 at 63.0% (refer to the section below entitled “Six Month Period Ended July 28, 2012 compared with the Six Month Period Ended July 30, 2011” for further explanation).

Total selling and administrative expenses increased $47.8 million, or 8.5%, during the six months ended July 28, 2012 compared with the six months ended July 30, 2011, primarily related to new stores. At July 28, 2012, we operated 482 stores compared with 462 stores at July 30, 2011. Selling and administrative expenses as a percentage of sales during the six months ended July 28, 2012 increased to 33.2% compared with 32.8% during the six months ended July 30, 2011. The increase in selling and administrative expenses as a percentage of net sales was primarily related to certain investments aimed at improving our customers’ shopping experience which were made during the third and fourth quarters of Fiscal 2011 but have not annualized (refer to the section below entitled “Six Month Period Ended July 28, 2012 compared with the Six Month Period Ended July 30, 2011” for further explanation).

We recorded a net loss of $35.2 million for the six month period ended July 28, 2012 compared with a net loss of $53.8 million for the six month period ended July 30, 2011. The improvement in our results during the six months ended July 28, 2012 compared with the six months ended July 30, 2011 was primarily attributable to an increase in gross margin dollars as a result of our 7.2% total sales increase and the impact of a $37.8 million loss on extinguishment of debt that occurred during the six months ended July 30, 2011 related to our debt refinancing transactions, compared to a loss on extinguishment of debt during the six months ended July 28, 2012 of only $3.4 million. These items are discussed in further detail below under the caption “Six Month Period Ended July 28, 2012 compared with the Six Month Period Ended July 30, 2011.”

Debt Refinancing

On May 16, 2012, we entered into Amendment No. 1 (the “Amendment”) to the credit agreement governing our term loan credit agreement (the “Term Loan Credit Agreement”) in order to, among other things, reduce the applicable margin on the interest rates applicable to our term loan facility by 50 basis points. To accomplish this interest rate reduction, the Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term B loans (the “Term B Loans”) with a like aggregate principal amount of term B-1 loans (the “Term B-1 Loans”). We offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the Amendment from the proceeds of new Term B-1 Loans.

The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

Current Conditions

Store Openings, Closings, and Relocations.

During the six months ended July 28, 2012, we opened six Burlington Coat Factory Warehouse Stores (BCF Stores) and closed one store. As of July 28, 2012, we operated 482 stores under the names “Burlington Coat Factory Warehouse” (466 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (13 stores) and “Super Baby Depot” (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We currently plan to open 22 new stores (inclusive of four relocations) during the remainder of Fiscal 2012.

Ongoing Initiatives for Fiscal 2012

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Continuing to Offer a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer broad product assortments to provide our customers with a wider selection and variety of branded products and categories than that of our off-price competitors. Our selection of youth apparel, including special occasion clothing, as well as our baby clothing, furniture and care items are key offering differentiators from department stores’ selections. In contrast to merchandise at department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain great values at our stores without waiting for sales or promotions. We focus on delivering exceptional values that fit within a good, better and best pricing strategy.

II.	Continuing to Execute Our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products. Our receipt-to-reduction ratio matches forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis. Our buying model continues to be focused on purchasing less pre-season, with the majority purchased in-season and opportunistically. Less pre-season purchasing allows us to buy more in-season product to capitalize on strong performing categories and businesses as well as to take full advantage of the current levels of highly desirable opportunistic product in the marketplace. We are also able to better appeal to our core female customer by improving product freshness and broadening brand assortments.

III.	Continuing to Improve Our Store Experience Through the Eyes of the Customer: We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We will continue to streamline processes to create opportunities for fast and effective customer interactions wherever possible. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments.

We plan to continue execution of this initiative throughout Fiscal 2012 by:

a)	Continuing with our in-store customer satisfaction program that measures 13 different aspects of customer satisfaction. Examples include: friendliness of associates, interior cleanliness and selection of merchandise;

b)	Continuing the implementation of a store upgrade program with respect to stores that we have identified as having certain needs such as new flooring, painting, fitting room improvements and various other improvements;

c)	Continuing to train, develop and recognize our store employees so that they can continue to provide an outstanding customer experience. Our goal is to provide an outstanding customer experience to every customer in every store, every time they enter the store. We expect to accomplish this through enhanced training and education programs, the continuing evolution of our Manager On Duty program and our enhanced associate and store recognition programs. Through these, and other directives, we expect to keep our store managers and store associates focused on core behaviors that will enhance the customer experience and ultimately drive sales; and

d)	Continuing to improve our execution within the stores in order to get goods to the floor more quickly in a manner that makes it easier for the customer to find what they are looking for and to improve the efficiency at checkout.

We plan to accomplish this through:

•	enhancing our store receiving procedures so we can get goods from the loading dock to the floor in a more timely manner;

•	enhancing our sizing initiatives to make it easier for customers to find the size of the goods they are looking for; and

•

enhancing and expanding our queuing project practices such that customers check out through one line where the next available register checks out the next customer in the line, ultimately improving the speed at which customers can get through the checkout process as well as driving incremental sales related to impulse buys while customers are in the queue.

IV.	Continuing to Focus on Improving our Customer Loyalty: We continue to focus on enhancing our relationship with our current customer base with the goal of increasing the frequency with which they shop our stores as well as the amount of merchandise they buy during those visits. We intend to accomplish this through:

a)	Continuing our improvement of the in-store experience, as previously described and

b)	Continuing to enhance the targeting of our message to our customers. We are developing more tactical ways to better communicate with our customers, both nationally and locally.

V.	Continuing to Deliver Consistent Gross Margin: We continue to focus on having stable merchandise gross margin as a percentage of net sales. We plan to continue execution of this initiative by:

a)	Continuing the implementation of new software applications which will provide for enhanced functionality during Fiscal 2012 and beyond including:

•	refined allocation of goods;

•	markdown optimization; and

•	more efficient planning and forecasting tools.

The foundation of these systems and the new planning tools were completed during Fiscal 2011. The enhanced functionality related to allocation of goods and markdown optimization are planned to be fully implemented during Fiscal 2012 and Fiscal 2013;

b)	Continuing to manage our inventory receipt to reduction ratio. By matching receipt dollars to sales and markdown dollars we believe we will continue to maintain liquidity and will be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well;

c)	Continuing to ensure adequate open to buy and buying more opportunistically in season. By staying liquid, we believe we will put ourselves in a position to be able to take advantage of opportunistic in-season buys that will maximize our sales;

d)	Continuing to improve the amount of current inventory as a percentage of our total inventory. By having more current inventory in our merchandise mix, we believe we will be afforded more pricing flexibility to provide additional value to our customers without reducing our overall merchandise margins; and

e)	Reducing our shrink as a percentage of net sales. During Fiscal 2011 we added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience. We expect to continue to see improved results from this initiative during Fiscal 2012.

VI.	Continuing to Improve Upon Operating Efficiencies:

a)	Improve store efficiencies. During Fiscal 2011, we implemented an automated workforce scheduling system in our stores. We believe this new system will provide numerous efficiencies without sacrificing our ability to serve our customers, including, but not limited to, better forecasting of volume and workload, improved allocation of manpower to meet customer demand, and support of our store experience and service initiatives.

b)	Supply chain efficiencies. We continue to work on several key initiatives to improve supply chain efficiencies and service levels. We will continue to make prudent investments within our distribution network to handle increased volume with greater flexibility. In turn, this should allow us to better support our off price model and enable our merchants to take advantage of more closeout opportunities.

Additionally, we will continue working towards minimizing costs and improving efficiencies with any expected savings being reinvested into the business. We plan to accomplish this primarily by increasing labor efficiency, strategically reducing our vendor direct to store shipments and reducing our outbound distribution expense through a variety of initiatives.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers’ spending, there are uncertainties and challenges that we face as an off-price retailer of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A weakness in the U.S. economy, an uncertain economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform and other areas. The outbreak or escalation of war or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers.

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If adverse economic trends continue, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and the risks discussed in the Fiscal 2011 10-K.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, gross margin, inventory levels, receipt-to-reduction ratio, liquidity and store payroll as a percentage of net sales.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparative store sales varies across the retail industry. As a result, our definition of comparative store sales may differ from other retailers. We define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and six months ended July 28, 2012, we experienced increases in comparative store sales of 2.9% and 1.7%, respectively, compared with the three and six months ended July 30, 2011.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales (exclusive of depreciation and amortization). Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the six months ended July 28, 2012 remained in line with the six months ended July 30, 2011 at 37.0%. Our initiative to be more competitively priced initially has resulted in lower initial markup which has resulted in an improved inventory turnover ratio, thereby partially offsetting the need to take markdowns. Also offsetting the impact of lower initial markup is a reduction in our shrink accrual rate period over period.

Inventory Levels. Inventory at July 28, 2012 was $636.8 million compared to $682.3 million at January 28, 2012. The decrease of $45.5 million was the result of our ongoing initiatives to reduce inventory levels which we believe will result in faster turns and reduced markdowns. The decrease in inventory resulted in a decrease of average store inventory (inclusive of stores and warehouse inventory) at July 28, 2012 of approximately 7.6% to $1.3 million per store compared with average store inventory at January 28, 2012.

Inventory at July 28, 2012 decreased $28.4 million from $665.2 million at July 30, 2011 to $636.8 million at July 28, 2012. Average store inventory (inclusive of store and warehouse inventory) at July 28, 2012 decreased 8.2% to $1.3 million per store compared with average store inventory of $1.4 million at July 30, 2011. Average inventory per comparative store decreased 15.4%. The decrease in both average store inventory (inclusive of store and warehouse inventory) and comparative store inventory was the result of our ongoing initiative to reduce inventory levels which we believe will result in faster turns and reduced markdowns.

In order to better serve our customers, and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By managing our inventories appropriately we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

Receipt-to-Reduction Ratio. We continue to manage our merchandise flow based on a receipt-to-reduction ratio. By matching forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns and inventory shrinkage) on a monthly basis, we believe we create a more normalized receipt cadence to support sales which will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. Our annualized inventory turnover rate as of July 28, 2012 and July 30, 2011 was 3.0 turns per year and 2.8 turns per year, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced a decrease in cash flow of $4.0 million during the six month period ended July 28, 2012 resulting in a cash and cash equivalent balance of $31.7 million as of July 28, 2012. This decrease was primarily driven by a smaller increase in accounts payable from January 28, 2012 to July 28, 2012 compared with the accounts payable increase from January 30, 2011 to July 30, 2011 related to our working capital management strategy at the end of each fiscal year. Our working capital management strategy accelerated certain vendor payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow. The decrease during the six months ended July 28, 2012 compared with the six months ended July 30, 2011 was primarily driven by fewer accelerated payments made as part of our working capital management strategy during January of Fiscal 2011 compared with January of Fiscal 2010 and the timing of accounts payable payments. Also contributing to the decrease in cash flow during the six months ended July 28, 2012 compared with the six months ended July 30, 2011 was the impact of the May 2012 debt refinancing and the subsequent payment of $297.9 million of dividends, which resulted in a net increase in cash used in financing activities during the six months ended July 28, 2012 of $29.1 million.

These reductions in cash flow were partially offset by an increase in the cash flow from changes in merchandise inventories of $66.4 million and the impact of less cash used in investing activities as a result of no requirements to increase restricted cash during the six months ended July 28, 2012 compared with a $7.0 million increase in the six months ended July 30, 2011.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at July 28, 2012 was $114.5 million compared with $337.9 million at January 28, 2012. The decrease in working capital from January 28, 2012 was primarily attributable to an increase in accounts payable related to our year end working capital management strategy.

Working capital at July 28, 2012 decreased $84.7 million from $199.2 million at July 30, 2011 to $114.5 million. The decrease in working capital was primarily attributable to our ongoing initiatives to reduce inventory levels which we believe will result in faster turns and reduced markdowns.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 11.5% and 10.7% during the three and six months ended July 28, 2012 compared with 11.3% and 10.6% during the three and six months ended July 30, 2011, respectively. The increase in store payroll as a percentage of net sales was primarily driven by our investments during the third and fourth quarters of Fiscal 2011 aimed at improving our customers’ shopping experience, which have not annualized.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, insurance reserves and income taxes. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are consistent with those disclosed in our Fiscal 2011 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three and six month periods ended July 28, 2012 and July 30, 2011.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.8	0.8	0.9	0.9

Total Revenue	100.8	100.8	100.9	100.9
Cost of Sales	63.0	63.0	62.9	63.9
Selling and Administrative Expenses	33.2	32.8	35.4	34.9
Restructuring and Separation Costs	0.1	0.3	—	0.7
Depreciation and Amortization	4.3	4.3	4.6	4.7
Impairment Charges – Long-Lived Assets	—	—	—	—
Other (Income) Expense, Net	(0.2)	(0.3)	(0.2)	(0.3)
Loss on Extinguishment of Debt	0.2	2.2	0.4	—
Interest Expense	3.1	3.7	3.2	4.1

Total Expense	103.7	106.0	106.3	108.0

Loss before Income Tax Benefit	(2.9)	(5.2)	(5.4)	(7.1)
Income Tax Benefit	(1.0)	(2.0)	(1.9)	(2.9)

Net Loss	(1.9)%	(3.2)%	(3.5)%	(4.2)%

Three Month Period Ended July 28, 2012 compared with the Three Month Period Ended July 30, 2011

Net Sales

We experienced an increase in net sales for the three months ended July 28, 2012 compared with the three months ended July 30, 2011. Consolidated net sales increased $70.9 million, or 8.9%, to $864.2 million for the three months ended July 28, 2012 from $793.3 million for the three months ended July 30, 2011. This increase was primarily attributable to the following:

•	an increase in net sales of $33.0 million from stores previously opened that were not included in our comparative store sales,

•	an increase in comparative store sales of $23.0 million, or 2.9%, to $810.0 million, and

•	an increase in net sales of $15.6 million related to six new stores opened during Fiscal 2012; partially offset by

•	a decrease in net sales of $0.7 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2011.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) for the three month period ended July 28, 2012 was $7.6 million compared with other revenue of $7.1 million for the three month period ended July 30, 2011. The increase in other revenue during the three months ended July 28, 2012 compared with the three months ended July 30, 2011 was primarily related to a $0.3 million increase in rental income from leased departments as a result of increased sales in our leased departments.

Cost of Sales

Cost of sales increased $36.5 million, or 7.2%, during the three month period ended July 28, 2012 compared with the three month period ended July 30, 2011. The dollar increase in cost of sales was primarily related to the increase in net sales as described above. Cost of sales as a percentage of net sales improved to 62.9% during the three months ended July 28, 2012 compared with the three months ended July 30, 2011 of 63.9%. The improvement in cost of sales as a percentage of net sales was a function of fewer markdowns taken and a lower shrink accrual rate during the three months ended July 28, 2012 compared with the three months ended July 30, 2011. Planned decreases in initial markup during the quarter, in order to be more aggressive in initial pricing, has improved our inventory turnover ratio which has reduced our need to take markdowns.

Selling and Administrative Expenses

Selling and administrative expenses increased $29.5 million, or 10.7%, for the three month period ended July 28, 2012 compared with the three month period ended July 30, 2011. Selling and administrative expenses increased to 35.4% of net sales for the three month period ended July 28, 2012 compared with 34.9% of net sales for the three month period ended July 30, 2011, primarily as a result of certain investments aimed at improving our customers’ shopping experience which were made during the third and fourth quarters of Fiscal 2011 that have not annualized. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	July 28, 2012	July 30, 2011	$ Variance	% Change
Payroll and Payroll Related	$144,857	$128,846	$16,011	12.4%
Occupancy	104,458	95,072	9,386	9.9
Benefit Costs	6,800	4,519	2,281	50.5
Other	33,623	31,379	2,244	7.2
Business Insurance	6,295	6,434	(139)	(2.2)
Advertising	10,157	10,455	(298)	(2.9)

Selling & Administrative Expenses	$306,190	$276,705	$29,485	10.7%

The increase in payroll and payroll related expense of $16.0 million during the three months ended July 28, 2012 compared with the three months ended July 30, 2011 was primarily related to the addition of 20 net new stores as well as stores that were operating for the full three months ended July 28, 2012 that were not operating for the full three months ended July 30, 2011. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $7.0 million. Also contributing to the increase in payroll and payroll related costs was an increase in store and warehouse payroll of $7.6 million primarily related to our planned investments aimed at improving our customer’s shopping experience and a corresponding increase in payroll taxes of $1.2 million associated with the increased payroll expense.

The increase in occupancy related costs of $9.4 million during the three months ended July 28, 2012 compared with the three months ended July 30, 2011 was primarily related to $5.5 million increases in new stores and stores that operated for the full three month period ended July 28, 2012 that were not operating for the full three months ended July 30, 2011. Also contributing to this increase was an increase in comparative store rent of $2.4 million primarily driven by planned increases in rent expense with the passage of time as well as the impact of our straight line rent expense.

Benefit costs increased $2.3 million for the three months ended July 28, 2012 compared with the three months ended July 30, 2011, primarily attributable to increased participation in our health insurance plans.

Other selling and administrative expenses increased $2.2 million for the three months ended July 28, 2012 compared with the three months ended July 30, 2011, primarily attributable to $3.1 million of refinancing fees related to the amendment of the Term Loan as well as a $1.0 million increase in temporary help, partially offset by a $2.4 million decrease in the legal reserve.

Restructuring and Separation Costs

Restructuring and separation costs totaled $0.3 million during the three months ended July 28, 2012 compared with $5.2 million during the three months ended July 30, 2011. During the three months ended July 28, 2012, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of this reorganization, we incurred a charge of $0.3 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $40.0 million during the three month period ended July 28, 2012 compared with $37.4 million during the three month period ended July 30, 2011. The increase in depreciation and amortization expense is primarily driven by capital expenditures related to investments in our corporate and warehouse functions as well as 20 net new stores opened since July 30, 2011.

Impairment Charges - Long-Lived Assets

We incurred $0.1 million of impairment charges during the three months ended July 28, 2012, compared with less than $0.1 million incurred during the three month period ended July 30, 2011. The impairment charges for both periods were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $0.2 million to $2.1 million for the three month period ended July 28, 2012 compared with the three month period ended July 30, 2011.

Loss on Extinguishment of Debt

As noted above under the caption “Debt Refinancing,” in May of 2012, we entered into the Amendment to the Term Loan Credit Agreement. As a result of this transaction and in accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic 470), we recognized a non-cash loss on the extinguishment of debt of $3.4 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended July 28, 2012. There was no loss on extinguishment of debt for the three month period ended July 30, 2011.

Interest Expense

Interest expense was $27.6 million for the three month period ended July 28, 2012 compared with $32.3 million for the three month period ended July 30, 2011. The $4.7 million decrease in interest expense was primarily driven by the following:

•	a $2.3 million decrease related to lower average balances and lower interest rates related to our Term Loan as a result of our May 2012 refinancing transaction,

•	a $1.1 million reduction in amortization of deferred debt fees,

•	a $0.5 million reduction as a result of our adjustments to our interest rate cap agreements to fair value, and

•	a $0.5 million reduction in commitment fees as a result or our September 2011 amendment to the ABL which reduced the fee on the average daily balance of unused loan commitments.

Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, amounted to a loss of $0.1 million for the three months ended July 28, 2012 compared with a loss of $0.6 million for the three months ended July 30, 2011. The loss recognized during the three months ended July 28, 2012 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements. These charges resulted in a year over year decrease in interest expense of $0.5 million.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the three months ended July 28, 2012 compared with the three months ended July 30, 2011 are summarized in the table below:

	Three Months Ended
	July 28, 2012	July 30, 2011
Average Interest Rate – ABL Line of Credit	2.3%	4.3%
Average Interest Rate – Term Loan	5.7%	6.4%
Average Balance – ABL Line of Credit	$10.9 million	$30.9 million
Average Balance – Term Loan	$943.4 million	$995.9 million

Income Tax Benefit

Income tax benefit was $16.0 million and $23.1 million for the three month periods ended July 28, 2012 and July 30, 2011, respectively. The effective tax rates for the three month periods ended July 28, 2012 and July 30, 2011 were 33.9% and 41.4%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the second quarter of Fiscal 2012, resulting in the annual effective income tax rate of 38.2% (before discrete items) being our best estimate. The effective tax rate for the three months ended July 28, 2012 was impacted by discrete adjustments that decreased the tax (benefit) by $1.8 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods, and a true-up for a refund received on an amended return filed.

Our best estimate of the projected annual effective income tax rate for the three months ended July 30, 2011 was 35.6% (before discrete items). The effective tax rate for the three months ended July 30, 2011 was impacted by discrete adjustments that increased the tax benefit by $2.3 million predominantly relating to state legislation enacted during the quarter, the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, and tax positions that are considered effectively settled as the result of the finalization of an IRS audit.

As of July 28, 2012, Congress had not yet extended certain tax credits. As a result, the estimated annual effective tax rate of 38.2% for Fiscal 2012 was higher than the estimated annual effective tax rate of 35.6% for Fiscal 2011 largely due to the effect of these tax credits being excluded from the estimated annual effective tax rate for Fiscal 2012 and to a change in mix of income resulting in additional taxes in non-federal jurisdictions.

Net Loss

Net loss amounted to $31.3 million for the three months ended July 28, 2012 compared with a net loss of $32.8 million for the three months ended July 30, 2011. The improvement in our net loss position of $1.5 million was primarily related to our improved gross margin and a decrease in our interest expense, partially offset by increased selling and administrative expenses, as discussed above.

Six Month Period Ended July 28, 2012 compared with Six Month Period Ended July 30, 2011

Net Sales

We experienced an increase in net sales for the six months ended July 28, 2012 compared with the six months ended July 30, 2011. Consolidated net sales increased $124.2 million, or 7.2%, to $1,846.6 million for the six months ended July 28, 2012 from $1,722.4 million for the six months ended July 30, 2011. This increase was primarily attributable to the following:

•	an increase in net sales of $71.9 million from stores previously opened that were not included in our comparative store sales,

•	an increase in comparative store sales of $28.8 million, or 1.7%, to $1,737.8 million, and

•	an increase in net sales of $25.4 million related to six new stores opened during the six months ended July 28, 2012; partially offset by

•	a decrease in net sales of $1.9 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2012.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $15.1 million for the six month period ended July 28, 2012 compared with $14.3 million for the six month period ended July 30, 2011, primarily driven by an increase in rental income from leased departments as a result of increased sales in our leased departments.

Cost of Sales

Cost of sales increased $79.0 million, or 7.3%, during the six month period ended July 28, 2012 compared with the six month period ended July 30, 2011. The dollar increase in cost of sales was primarily related to the increase in net sales during the six months ended July 28, 2012 compared to the six months ended July 30, 2011, as discussed above, under the caption entitled “Overview.” Cost of sales as a percentage of net sales during the six months ended July 28, 2012 remained in line with the six months ended July 30, 2011 at 63.0%. Our initiative to be more competitively priced initially has resulted in lower initial markup which has resulted in faster turns and reduced the need to take additional markdowns. Also offsetting the impact of lower initial markup is a reduction in our shrink accrual rate period over period.

Selling and Administrative Expenses

Selling and administrative expenses increased $47.8 million, or 8.5%, for the six month period ended July 28, 2012 compared with the six month period ended July 30, 2011. Selling and administrative expenses increased to 33.2% of net sales for the six month period ended July 28, 2012 compared to 32.8% of net sales for the six month period ended July 30, 2011, primarily related to certain investments aimed at improving our customers’ shopping experience which were made during the third and fourth quarters of Fiscal 2011 that have not annualized. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Six Months Ended
	July 28, 2012	July 30, 2011	$ Variance	% Change
Payroll and Payroll Related	$291,110	$263,051	$28,059	10.7%
Occupancy	201,439	188,847	12,592	6.7
Benefit Costs	13,684	9,189	4,495	48.9
Other	66,538	63,024	3,514	5.6
Advertising	27,934	27,968	(34)	(0.1)
Business Insurance	12,622	13,454	(832)	(6.2)

Selling & Administrative Expenses	$613,327	$565,533	$47,794	8.5%

The increase in payroll and payroll related expense of $28.1 million during the six months ended July 28, 2012 compared with the six months ended July 30, 2011 was primarily related to the addition of 20 net new stores as well as stores that were operating for the full six months ended July 28, 2012 that were not operating for the full six months ended July 30, 2011. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $13.9 million. Also contributing to the increase in payroll and payroll related costs was an increase in store and warehouse payroll of $10.8 million primarily related to our planned investments aimed at improving our customers’ shopping experience, and a corresponding increase in payroll taxes of $2.1 million associated with the increased payroll expense.

The increase in occupancy related costs of $12.6 million during the six months ended July 28, 2012 compared with the six months ended July 30, 2011 was primarily related to a $6.9 million increase in stores that operated for the full six month period ended July 28, 2012 that were not operating for the full six months ended July 30, 2011 and new store increases of $3.8 million. Also contributing to this increase was an increase in comparative store rent of $3.0 million primarily driven by planned increases in rent expense with the passage of time as well as the impact of our straight line rent expense.

Benefit costs increased $4.5 million for the six months ended July 28, 2012 compared with the six months ended July 30, 2011 primarily attributable to increased participation in our health insurance plans.

The increase in other selling and administrative expenses of $3.5 million during the six months ended July 28, 2012 compared with the six months ended July 30, 2011 was primarily related to $3.1 million of fees incurred as part of our May 2012 debt refinancing that were expensed in accordance with Topic 470.

Restructuring and Separation Costs

Restructuring and separation costs totaled $1.8 million during the six months ended July 28, 2012 compared with $5.2 million during the six months ended July 30, 2011. During the six months ended July 28, 2012, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of the reorganization, we incurred a charge of $1.8 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $79.9 million during the six month period ended July 28, 2012 compared with $74.0 million during the six month period ended July 30, 2011. The increase in depreciation and amortization expense is primarily driven by capital expenditures related to investments in our corporate and warehouse functions as well as 20 net new stores that were opened since July 30, 2011.

Impairment Charges - Long-Lived Assets

We incurred $0.1 million of impairment charges during the six months ended July 28, 2012, compared with less than $0.1 million of impairment charges incurred during the six month period ended July 30, 2011. The impairment charges during both periods were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $0.7 million to $4.4 million for the six month period ended July 28, 2012 compared with the six month period ended July 30, 2011, primarily driven by recoveries during the prior six month period that did not repeat during the six months ended July 28, 2012.

Loss on Extinguishment of Debt

As discussed above under the caption “Debt Refinancing,” in May of 2012, we entered into the Amendment to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a non-cash loss on the extinguishment of debt of $3.4 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the six months ended July 28, 2012.

Comparatively, on February 24, 2011 we completed the refinancing of our $900 million Senior Secured Term Loan, 11.1% Senior Notes, and 14.5% Senior Discount Notes. As a result of these transactions and in accordance with Topic 470, these transactions were determined to be an extinguishment of the previous debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended July 30, 2011.

Interest Expense

Interest expense was $57.1 million for the six month period ended July 28, 2012 compared with $63.2 million for the six month period ended July 30, 2011. The $6.1 million decrease in interest expense was driven by the following:

•	a $2.2 million reduction in amortization of deferred financing fees,

•	a $1.9 million reduction as a result of our adjustments to our interest rate cap agreements to fair value,

•	a $1.1 million reduction in commitment fees as a result or our September 2011 amendment to the ABL which reduced the fee on the average daily balance of unused loan commitments, and

•	a $0.7 million reduction in interest expense related to our ABL Line of Credit as a result of lower average balances and lower average interest rates.

Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, amounted to a small gain of less than $0.1 million for the six months ended July 28, 2012 compared with a loss of $1.9 million for the six months ended July 30, 2011. The gain recognized during the six months ended July 28, 2012 was primarily the result of an increase in the underlying market rates, which in turn, increased the value of the interest rate cap agreements. These charges resulted in a year over year decrease in interest expense of $1.9 million.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the six months ended July 28, 2012 compared with the six months ended July 30, 2011 are summarized in the table below:

	Six Months Ended
	July 28, 2012	July 30, 2011
Average Interest Rate – ABL Line of Credit	2.1%	4.4%
Average Interest Rate – Term Loan	6.0%	6.0%
Average Balance – ABL Line of Credit	$46.9 million	$51.5 million
Average Balance – Term Loan	$950.4 million	$961.6 million

Income Tax Benefit

Income tax benefit was $17.8 million for the six month period ended July 28, 2012. For the six months ended July 30, 2011 we recorded income tax benefit of $34.3 million. The effective tax rates for the six month periods ended July 28, 2012 and July 30, 2011 were 33.5% and 38.9% respectively. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Our best estimate of the annual effective income tax rate as of July 28, 2012 was 38.2% (before discrete items). The effective tax rate for the six months ended July 28, 2012 was impacted by discrete adjustments that decreased the rate by 4.7% and the tax benefit by $2.5 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods, and a true-up for a refund received on an amended return filed.

Our best estimate of the projected annual effective income tax rate as of July 30, 2011 was 35.6% (before discrete items). The effective tax rate for the six months ended July 30, 2011 was impacted by discrete adjustments that increased the rate by 3.3% and the tax benefit by $2.9 million predominantly relating to state legislation enacted during the quarter, the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, and tax positions that are considered effectively settled as the result of the finalization of an IRS audit.

Net Loss

We recorded a net loss of $35.2 million for the six month period ended July 28, 2012 compared with a net loss of $53.8 million for the six month period ended July 30, 2011. The improvement in our results during the six months ended July 28, 2012 compared with the six months ended July 30, 2011 was primarily attributable to an increase in gross margin dollars as a result of our 7.2% total sales increase and the impact of a $37.8 million loss on extinguishment of debt that occurred during the six months ended July 30, 2011 related to our debt refinancing transactions, compared to a loss on extinguishment of debt during the six months ended July 28, 2012 of only $3.4 million.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores. As of July 28, 2012, we had $390.9 million available on our ABL Line of Credit.

Our ability to satisfy interest payment obligations on our outstanding debt and maintain compliance with our debt covenants, as discussed below, will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants. We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset any declines in our comparative store sales with continued savings initiatives in the event that the economy declines.

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months, and that ratio may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the new credit agreement governing the Term Loan, for the trailing twelve months, and that ratio must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio. We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements. As of July 28, 2012, we were in compliance with all of our covenants under our Term Loan Facility.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP or for analyzing our results or cash flows from operating activities, as reported under GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA differently such that our calculation may not be directly comparable.

Adjusted EBITDA for the three months ended July 28, 2012 increased $7.6 million, or 32.9%, to $30.7 million from $23.1 million during the three months ended July 30, 2011. The improvement in Adjusted EBITDA was primarily the result of our comparative store sales increase of 2.9% and improved margin during the three months ended July 28, 2012.

Adjusted EBITDA for the six months ended July 28, 2012 decreased $2.9 million, or 2.8%, to $100.6 million from $103.5 million during the six months ended July 30, 2011. The decrease in Adjusted EBITDA was primarily the result of certain investments aimed at improving our customers’ shopping experience which were made during the third and fourth quarters of Fiscal 2011 that have not annualized, partially offset by our comparative store sales increase of 1.7% during the six months ended July 28, 2012.

The following table shows our calculation of Adjusted EBITDA for the six and three months ended July 28, 2012 compared with the six and three months ended July 30, 2011:

	(in thousands)
	Six Months Ended		Three Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(35,197)	$(53,820)	$(31,257)	$(32,763)
Interest Expense	57,108	63,164	27,629	32,310
Income Tax Benefit	(17,761)	(34,314)	(16,044)	(23,132)
Depreciation and Amortization	79,903	73,987	39,979	37,367
Impairment Charges – Long-Lived Assets	78	34	66	25
Interest Income	(46)	(2)	(25)	(37)
Non Cash Straight-Line Rent Expense (a)	3,812	4,835	2,649	2,326
Advisory Fees (b)	2,085	2,157	1,051	1,041
Stock Compensation Expense (c)	1,403	900	612	195
Amortization of Purchased Lease Rights (d)	483	438	252	221
Severance and Restructuring (e)	1,806	5,190	328	5,190
Franchise Taxes (f)	646	933	298	299
Insurance Reserve (g)	—	674	—	(502)
Advertising Expense Related to Barter (h)	1,326	1,604	404	326
Loss on Disposal of Fixed Assets (i)	795	444	628	195
Refinancing Fees (j)	3,094	(501)	3,094	26
Loss on Extinguishment of Debt (k)	3,413	37,764	3,413	—
Litigation Reserves (l)	(2,324)	—	(2,393)	—
Transfer Tax (m)	—	(20)	—	(20)

Adjusted EBITDA	$100,624	$103,467	$30,684	$23,067

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$100,624	$103,467	$30,684	$23,067
Interest Expense	(57,108)	(63,164)	(27,629)	(32,310)
Changes in Operating Assets and Liabilities	201,402	182,645	(8,537)	(87,926)
Other Items, Net	5,676	17,905	11,320	27,463

Net Cash Provided by (Used in) Operating Activities	$250,594	$240,853	$5,838	$(69,706)

Net Cash Used in Investing Activities	$(61,802)	$(75,592)	$(33,460)	$(35,364)

Net Cash (Used in) Provided by Financing Activities	$(192,786)	$(163,667)	$5,638	$69,342

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(d)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line item, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(e)	Represents a severance and restructuring charge resulting from a reorganization of certain positions within our stores and corporate locations (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separations Costs” for further discussion), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
(f)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.

(g)	Represents non-cash change in reserves based on estimated general liability, workers’ compensation and health insurance claims as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(h)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(i)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(j)	Represents refinancing fees that reduce Adjusted EBITDA per the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(k)	Represents charges incurred in accordance with Topic No. 470, whereby we incurred a loss on the settlement of the old debt instruments as approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(l)	Represents reduction in legal assessment in conjunction with legal settlements as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(m)	Represents one-time transfer taxes incurred on certain leased properties as approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.

Cash Flow for the Six Months Ended July 28, 2012 Compared with the Six Months Ended July 30, 2011

We had a $4.0 million decrease in cash flow for the six months ended July 28, 2012 compared with generating $1.6 million of cash flow for the six months ended July 30, 2011. Net cash provided by operating activities amounted to $250.6 million for the six months ended July 28, 2012. For the six months ended July 30, 2011, net cash provided by operating activities amounted to $240.9 million. The increase in net cash provided by operating activities was primarily the result of changes in the Company’s working capital. The biggest driver of the increase relates to cash flow from changes in merchandise inventories. Cash flow from the change in merchandise inventories for the six months ended July 28, 2012 increased $66.4 million. This increase was partially offset by a decrease in the cash flow from the change in accounts payable for the six months ended July 28, 2012 of $54.0 million compared with the six months ended July 30, 2011. This decrease was primarily driven by a smaller increase in accounts payable from January 28, 2012 to July 28, 2012 compared with the accounts payable increase from January 30, 2011 to July 30, 2011 related to our working capital management strategy at the end of each fiscal year. Based on the working capital management strategy, we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels this creates additional cash flow. The decrease in accounts payable that generates this item was primarily driven by the difference in the accelerated payments during January of Fiscal 2011 of $152.9 million compared with the payments made in January of Fiscal 2010 of $237.7 million and the timing of payments.

Net cash used in investing activities decreased to $61.8 million for the six months ended July 28, 2012 from $75.6 million for the six months ended July 30, 2011. This decrease was primarily the result of a $7.0 million decrease in restricted cash and cash equivalents compared with the six months ended July 30, 2011, as well as a $6.2 million decrease in cash paid for property and equipment during the six months ended July 28, 2012 as compared with the six months ended July 30, 2011.

Cash flow used in financing activities increased $29.1 million during the six months ended July 28, 2012 compared with the six months ended July 30, 2011. This was primarily driven by repayments on our ABL Line of Credit, net of borrowings, of $171.8 million during the six months ended July 28, 2012 compared with repayments of $89.6 million during the six months ended July 30, 2011. Also contributing to the increased use of cash in financing activities was the repayment of $16.5 million of the term loan during the six months ended July 28, 2012. These increases were partially offset by the net impact of the February 2011 debt refinancing, inclusive of the payment of dividends that resulted in a cash outflow during the six months ended July 30, 2011 of $74.4 million that did not repeat during the six months ended July 28, 2012.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at July 28, 2012 was $114.5 million compared with $337.9 million at January 28, 2012. The decrease in working capital was primarily the result of increased accounts payable as of July 28, 2012 compared with January 28, 2012 as a result of our working capital management strategy at the end of Fiscal 2011.

Operational Growth

During the six months ended July 28, 2012, we opened six BCF stores, and closed one store. As of July 28, 2012, we operated stores under the names “Burlington Coat Factory Warehouse” (466 stores), “MJM Designer Shoes” (13 stores), “Cohoes Fashions” (two stores) and “Super Baby Depot (one store). We estimate that we will spend between $130 and $140 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2012, including approximately $90 million, net of the previously mentioned landlord allowances for store expenditures, and $20 million for information technology. We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives. For the six months ended July 28, 2012, capital expenditures, net of landlord allowances, amounted to $44.7 million.

We monitor the availability of desirable locations for our stores from such sources as presentations by brokers, real estate developers and existing landlords, evaluating dispositions by other retail chains and bankruptcy auctions. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding. We also lease existing space and are opening some built-to-suit locations. For most of our new leases, our lease model provides for at least a ten year initial term with a number of five year options thereafter. Typically, our lease strategy includes landlord allowances for leasehold improvements. We believe our lease model makes us more competitive with other retailers for desirable locations. We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

Additionally, we may consider strategic acquisitions. If we undertake such transactions, we may seek additional financing to fund acquisitions and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as our stores) related to the newly acquired stores. There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, we will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that we decide to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

From time to time we make available for sale certain assets based on current market conditions. These assets are recorded in the line item “Assets Held for Sale” in our Condensed Consolidated Balance Sheets. Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item “Assets Held for Sale” and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. In connection with our February 2011 financing transactions, we declared a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent, on a pro rata basis. Of the $300.0 million in dividends that were declared, $297.9 million was paid during the six months ended July 30, 2011 and of the remaining $2.1 million, $1.7 million was paid during the six months ended July 28, 2012. The remaining $0.4 million of dividend equivalent payments were forfeited and reverted back to the Company as further discussed in Note 2 to the Condensed Consolidated Financial Statements entitled “Stockholder’s Equity.”

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, with the exception of one immaterial non-guarantor subsidiary, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million Term Loan Facility and the $450 million Notes due in 2019. As of July 28, 2012, we were in compliance with all of our debt covenants.

$1 Billion Senior Secured Term Loan Facility

On May 16, 2012, we entered into the Amendment to the Term Loan Credit Agreement, which, among other things, reduces the applicable margin on the interest rates applicable to our Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the Amendment provided for a replacement of the outstanding $950.5 million principal amount of the Term B Loans with a like aggregate principal amount of the Term B-1 Loans. We offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The Term B Loans of any existing lender that elected not to convert its Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the Amendment from the proceeds of new Term B-1 Loans in the amount of $119.3 million. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of this transaction, mandatory quarterly payments of $2.4 million were payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. We elected to make a prepayment of $9.5 million in May 2012, which offsets the mandatory quarterly payments through August 3, 2013.

This transaction resulted in a non-cash loss on the extinguishment of debt of $3.4 million in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2012. In addition, fees of $3.1 million were recorded in the line item “Selling and Administrative Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2012.

ABL Line of Credit

During the three month period ended July 28, 2012 we borrowed $18.2 million, net of repayments, on our ABL Line of Credit. During the six month period ended July 28, 2012, we repaid $171.8 million, net of borrowings, on our ABL Line of Credit. As of July 28, 2012, we had an $18.2 million outstanding balance under our ABL Line of Credit and unused availability of $390.9 million.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business. The aggregate amount of such reserves was $2.9 million, $6.1 million and $7.1 million as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively. We believe that potential liabilities in excess of those recorded will not have a material effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2011 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations. As of July 28, 2012, we were committed to 22 new lease agreements (inclusive of four relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2012. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $120.3 million, $223.5 million, $202.0 million, $177.1 million, and $748.0 million for the remainder of the fiscal year ended February 2, 2013, and the fiscal years ended February 1, 2014, January 31, 2015, January 30, 2016 and January 28, 2017 and all subsequent years thereafter, respectively.

Letters of Credit

We had letters of credit arrangements with various banks in the aggregate amount of $44.5 million and $52.4 million as of July 28, 2012 and July 30, 2011, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, we had the ability to enter into letters of credit up to $390.9 million and $272.3 million as of July 28, 2012 and July 30, 2011, respectively. Among these arrangements as of July 28, 2012 and July 30, 2011, we had letters of credit in the amount of $26.8 million and $32.1 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. Additionally, we had outstanding letters of credit agreements in the amount of $17.7 million and $20.3 million at July 28, 2012 and July 30, 2011, respectively, related to certain merchandising agreements.

We had irrevocable letters of credit in the amount of $35.3 million as of January 28, 2012. Based on the terms of the credit agreement relating to the ABL Line of Credit, we had the ability to enter into letters of credit up to $242.6 million as of January 28, 2012. Letters of credit outstanding as of January 28, 2012 amounted to $27.7 million, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. We also had outstanding letters of credit arrangements in the aggregate amount of $7.6 million at January 28, 2012 related to certain merchandising agreements.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (ASU 2012-02). In accordance with ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect it to have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on our Condensed Consolidated Financial Statements during the period ended July 28, 2012 and there were no new accounting standards or pronouncements that were issued but not yet effective as of July 28, 2012 that we expect to have a material impact upon becoming effective.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities. The Term Loan interest is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At July 28, 2012, we had $473.7 million principal amount of fixed-rate debt and $950.6 million of floating-rate debt. Based on $950.6 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.5 million per year, resulting in $9.5 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at July 28, 2012	Additional Interest Expense Q3 2012	Additional Interest Expense Q4 2012	Additional Interest Expense Q1 2013	Additional Interest Expense Q2 2013
ABL Line of Credit	18,200	46	46	46	46
Term Loan	932,431	2,332	2,334	2,335	2,330

	$950,631	$2,378	$2,380	$2,381	$2,376

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of July 28, 2012, for a full fiscal year, then our maximum interest rate exposure would be $13.8 million assuming constant borrowing levels of $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million. As of July 28, 2012, the borrowing rates related to our Term Loan and our ABL Line of Credit were 5.5% and 4.0%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, July 28, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 28, 2012.

During the three months ended July 28, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2011 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Amendment No. 1 to Credit Agreement, dated May 16, 2012, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JP Morgan Chase Bank, N.A., as administrative agent and as collateral agent and the lenders party thereto (previously filed as Exhibit 10.1 to the Form 8-K filed by the Company on May 17, 2012).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/S/ THOMAS A. KINGSBURY
Thomas A. Kingsbury
President & Chief Executive Officer

/S/ TODD WEYHRICH
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: September 11, 2012

INDEX TO EXHIBITS

Exhibit	Description

10.1	Amendment No. 1 to Credit Agreement, dated May 16, 2012, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JP Morgan Chase Bank, N.A., as administrative agent and as collateral agent and the lenders party thereto (previously filed as Exhibit 10.1 to the Form 8-K filed by the Company on May 17, 2012).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase