Form 10-Q
period 2013-05-04
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2013-06-18
CIK 1368775, 718916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 18, 2013, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, LLC, the registrant’s parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$102,348	$43,336	$53,654
Restricted Cash and Cash Equivalents	34,800	34,800	34,800
Accounts Receivable, Net of Allowances for Doubtful Accounts	46,362	41,734	39,725
Merchandise Inventories	727,219	680,190	660,940
Deferred Tax Assets	9,337	6,133	23,317
Prepaid and Other Current Assets	74,103	66,052	43,327
Prepaid Income Taxes	7,002	7,218	18,319
Assets Held for Sale	191	191	521

Total Current Assets	1,001,362	879,654	874,603
Property and Equipment—Net of Accumulated Depreciation	871,610	878,305	854,681
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	313,200	322,081	352,636
Goodwill	47,064	47,064	47,064
Other Assets	111,209	112,978	112,203

Total Assets	$2,582,445	$2,478,082	$2,479,187

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$630,660	$500,406	$471,122
Other Current Liabilities	217,544	238,865	217,806
Current Maturities of Long Term Debt	9,737	784	10,236

Total Current Liabilities	857,941	740,055	699,164
Long Term Debt	1,328,352	1,335,532	1,406,184
Other Liabilities	230,337	229,425	215,476
Deferred Tax Liabilities	251,167	253,339	271,690
Commitments and Contingencies (Notes 3, 4, 10 and 11)
Stockholder’s Deficit:
Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding)	—	—	—
Capital in Excess of Par Value	475,191	479,572	475,754
Accumulated Deficit	(560,543)	(559,841)	(589,081)

Total Stockholder’s Deficit	(85,352)	(80,269)	(113,327)

Total Liabilities and Stockholder’s Deficit	$2,582,445	$2,478,082	$2,479,187

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
REVENUES:
Net Sales	$1,065,013	$982,422
Other Revenue	7,976	7,534

Total Revenue	1,072,989	989,956
COSTS AND EXPENSES:
Cost of Sales	667,653	619,885
Selling and Administrative Expenses	327,704	307,137
Costs Related to Debt Amendment	8,855	—
Restructuring and Separation Costs (Note 4)	1,625	1,478
Depreciation and Amortization	43,992	39,925
Impairment Charges – Long-Lived Assets	51	13
Other Income, Net	(2,548)	(2,304)
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	26,589	29,479

Total Costs and Expenses	1,073,921	995,613
Loss Before Income Tax Benefit	(932)	(5,657)
Income Tax Benefit	(230)	(1,717)

Net Loss	$(702)	$(3,940)

Total Comprehensive Loss	$(702)	$(3,940)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
OPERATING ACTIVITIES
Net Loss	$(702)	$(3,940)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	43,992	39,925
Impairment Charges – Long-Lived Assets	51	13
Amortization of Debt Issuance Costs	1,520	1,464
Accretion of Senior Notes	488	415
Interest Rate Cap Agreement—Adjustment to Market	60	(132)
Provision for Losses on Accounts Receivable	34	20
Deferred Income Tax Benefit	(5,376)	(5,446)
Loss on Retirement of Fixed Assets	(39)	139
Excess Tax Benefit from Stock Based Compensation	(64)	(402)
Non-Cash Stock Based Compensation Expense	510	791
Non-Cash Rent Expense	(3,284)	(3,019)
Changes in Assets and Liabilities:
Accounts Receivable	(6,508)	(7,609)
Merchandise Inventories	(47,029)	21,319
Prepaid and Other Current Assets	(7,835)	(264)
Accounts Payable	130,254	194,837
Other Current Liabilities and Income Tax Payable	(18,732)	3,001
Deferred Rent Incentives	7,386	11,967
Other Long Term Assets and Long Term Liabilities	654	(8,323)

Net Cash Provided by Operating Activities	$95,380	$244,756
INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(29,764)	(28,137)
Proceeds (Expenses) From Sale of Property and Equipment and Assets Held for Sale	114	(119)
Lease Acquisition Costs	—	(86)

Net Cash Used in Investing Activities	$(29,650)	$(28,342)
FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	155,000	55,200
Principal Payments on Long Term Debt – ABL Line of Credit	(155,000)	(245,200)
Principal Payments on Long Term Debt – Term Loan	—	(6,955)
Payment of Dividends	(4,955)	(1,686)
Repayment of Capital Lease Obligations	(253)	(164)
Stock Option Exercise and Related Tax Benefits	64	394
Debt Issuance Costs	(1,574)	(13)

Net Cash Used in Financing Activities	$(6,718)	$(198,424)
Increase in Cash and Cash Equivalents	59,012	17,990
Cash and Cash Equivalents at Beginning of Period	43,336	35,664

Cash and Cash Equivalents at End of Period	$102,348	$53,654

Supplemental Disclosure of Cash Flow Information
Interest Paid	$35,797	$39,144

Net Income Tax Payments	$1,150	$21

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$10,427	$8,268
Acquisition of Capital Lease	$1,538	$—

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 4, 2013

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (Fiscal 2012 10-K). The balance sheet at February 2, 2013 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2012 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 4, 2013 are not necessarily indicative of results for the fiscal year ending February 1, 2014 (Fiscal 2013).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2012 10-K.

On February 28, 2013, the FASB issued Account Standards Update No. 2013-04, “Joint and Several Obligations,” (ASU 2013-04). In accordance with ASU 2013-04, an entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for all annual and interim periods in fiscal years beginning after December 15, 2013. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect ASU 2013-04, once adopted, to have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended May 4, 2013 and there were no new accounting standards or pronouncements that were issued but not yet effective as of May 4, 2013 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholder’s Deficit

Activity for the three month periods ended May 4, 2013 and April 28, 2012 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at February 2, 2013	$—	$479,572	$(559,841)	$(80,269)
Net Loss	—	—	(702)	(702)
Stock Options Exercised and Related Tax Benefits	—	64	—	64
Stock Based Compensation	—	510	—	510
Dividends	—	(4,955)	—	(4,955)

Balance at May 4, 2013	$—	$475,191	$(560,543)	$(85,352)
Balance at January 28, 2012	$—	$474,569	$(585,514)	$(110,945)
Net Loss	—	—	(3,940)	(3,940)
Stock Options Exercised and Related Tax Benefits		394	—	394
Stock Based Compensation	—	791	—	791
Dividend Forfeitures	—	—	373	373

Balance at April 28, 2012	$—	$475,754	$(589,081)	$(113,327)

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 4, 2013	February 2, 2013	April 28, 2012
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.3%) plus 4.3%, matures on February 23, 2017.	$863,572	$863,084	$942,583
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2013 to February 15, 2019.	450,000	450,000	450,000
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016.	—	—	—
Capital Lease Obligations	24,517	23,232	23,837

Total debt	1,338,089	1,336,316	1,416,420
Less: current maturities	(9,737)	(784)	(10,236)

Long-term debt, net of current maturities	$1,328,352	$1,335,532	$1,406,184

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

On February 15, 2013, BCFWC entered into Amendment No. 2 to its Term Loan Credit Agreement (Second Amendment). The Second Amendment creates a restricted payments basket of $25 million (which includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the existing Notes) and permits BCFWC to use the “available amount” to make restricted payments since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with this amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees were included in the line item “Costs Related to Debt Amendment” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Term Loan Credit Agreement contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA (as defined in the Term Loan Credit Agreement) for the trailing twelve months, and such ratios may not exceed 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA for the trailing twelve months, and such ratios must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. The consolidated leverage ratio and interest coverage ratio for the three months ended May 4, 2013 were 3.7 and 3.5, respectively.

Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA starts with consolidated net income/loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income/loss, (ii) the provision/benefit for taxes, (iii) interest expense, net, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio. Adjusted EBITDA provides management, including the Company’s chief operating decision maker, with helpful information with respect to its operations such as its ability to meet its future debt service, fund its capital expenditures and working capital requirements, and comply with various covenants in each indenture governing its outstanding notes and the credit agreements governing its senior secured credit facilities which are material to its financial condition and financial statements.

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Term Loan Facility was 5.5% as of May 4, 2013.

In conjunction with the Second Amendment, on February 20, 2013, Burlington Holdings, LLC (Indirect Parent), the indirect parent company of Holdings, and Burlington Holdings Finance, Inc., the wholly-owned subsidiary of Indirect Parent (collectively the Issuers), completed the offering of $350 million aggregate principal amount of Senior Notes due 2018 (2018 Notes) at an issue price of 98.00%. The 2018 Notes are senior unsecured obligations of the Issuers, and the Issuers are not obligors or guarantors under BCFWC’s existing senior secured credit facilities or indenture. As none of the Issuers’ subsidiaries, are obligors or guarantors under the 2018 Notes, the debt is recorded on the Issuers’ financial statements only and is not included in the Company’s financial statements.

Interest is payable on the Senior Notes on each February 15 and August 15, commencing August 15, 2013. The first interest payment on the 2018 Notes will be payable in cash. For each interest period thereafter, the Issuers will be required to pay interest on the 2018 Notes entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the 2018 Notes, interest on the 2018 Notes by increasing the principal amount of the 2018 Notes or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest on the 2018 Notes will accrue at the rate of 9.00% per annum. PIK interest on the 2018 Notes will accrue at the rate of 9.75% per annum. The Company intends to pay Indirect Parent a semi annual dividend in order for Indirect Parent to make payment on the semi annual cash interest.

In February 2013, the Issuers used the net proceeds from the offering of the 2018 Notes to pay a special cash dividend of approximately $336 million, in the aggregate, to Indirect Parent’s sole member, Burlington Holdings, Inc., which in turn distributed the proceeds to its stockholders. BCFWC paid a dividend to the Issuers of $5.0 million in order to pay certain fees in connection with the issuance of the 2018 Notes, inclusive of a $3.5 million fee to Bain Capital for various consulting and advisory services.

ABL Line of Credit

At May 4, 2013, the Company had $484.8 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three month period ended May 4, 2013 amounted to $125.0 million. Average borrowings during the three month period ended May 4, 2013 amounted to $24.5 million, at an average interest rate of 2.0%. There was no outstanding balance under the ABL Line of Credit at February 2, 2013.

At April 28, 2012, the Company had $472.4 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three month period ended April 28, 2012 amounted to $213.7 million. Average borrowings during the three month period ended April 28, 2012 amounted to $80.8 million at average interest rates of 2.2%.

The Term Loan Facility, ABL Line of Credit and 10% Senior Notes due 2019 (Notes) are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment. The Term Loan Facility is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

As of May 4, 2013, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the Term Loan Facility, as well as the indenture governing the Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $24.9 million in deferred financing fees, net of accumulated amortization, as of both May 4, 2013 and February 2, 2013 and $30.1 million as of April 28, 2012, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. The Company incurred new deferred financing fees of $1.5 million as a result of the Second Amendment as discussed above. Amortization of deferred financing fees amounted to $1.5 million and $1.4 million for the three month periods ended May 4, 2013 and April 28, 2012, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On May 17, 2013, the Company entered into Amendment No. 3 (Third Amendment) to the Term Loan Credit Agreement in order to, among other things, reduce the interest rates applicable to the Company’s Term Loan Facility. Refer to Note 11 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” for further details of the amendment.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its field and corporate locations. During the three months ended May 4, 2013, severance charges were $1.6 million and were recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

In comparison, severance charges for the three months ended April 28, 2012 were $1.5 million. Severance charges for the three months ended April 28, 2012 were also the result of the Company’s efforts to improve workflow efficiencies and realign certain responsibilities, which effected the reorganization of certain positions within its stores and corporate locations.

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of May 4, 2013 and April 28, 2012:

	(in thousands)
	February 2, 2013	Charges	Cash Payments	Other	May 4, 2013
Severance – Restructuring	$—	$758	$(127)	$—	$631
Severance – Separation Cost	597	867	(420)	—	1,044

Total	$597	$1,625	$(547)	$—	$1,675

	(in thousands)
	January 28, 2012	Charges	Cash Payments	Other	April 28, 2012
Severance – Restructuring	$—	$400	$(216)	$—	$184
Severance – Separation Cost	979	1,078	(718)	—	1,339

Total	$979	$1,478	$(934)	$—	$1,523

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

Financial Assets

The Company’s financial assets as of May 4, 2013 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of May 4, 2013, the Company recorded credit valuation adjustments of $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 4, 2013	February 2, 2013	April 28, 2012
Assets:
Level 1
Cash equivalents (including restricted cash)	$34,985	$34,972	$34,932
Level 2
Interest rate cap agreements (a)	$9	$69	$246
Level 3
Note Receivable (b)	$385	$385	$758

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).
(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from April 28, 2012 to May 4, 2013 is related to the Company receiving a partial payment in the amount of $0.5 million.

Financial Liabilities

The fair value of the Company’s debt as of May 4, 2013, February 2, 2013 and April 28, 2012 is noted in the table below:

	(in thousands)
	May 4, 2013		February 2, 2013		April 28, 2012
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.3%) plus 4.3%, matures on February 23, 2017.	$863,572	$876,526	$863,084	$874,232	$942,583	$951,208
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2013 to February 15, 2019.	450,000	504,563	450,000	489,938	450,000	479,813
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016. (a)	—	—	—	—	—	—

Total debt	$1,313,572	$1,381,089	$1,313,084	$1,364,170	$1,392,583	$1,431,021

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Capital lease obligations are excluded from the table above.

As of May 4, 2013, the fair value of the Company’s debt, exclusive of capital leases, was $1,381.1 million compared to the carrying value of $1,313.6 million. The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since May 4, 2013, and current estimates of fair value may differ from amounts presented herein.

6. Derivative Instruments and Hedging Activities

As of May 4, 2013, February 2, 2013 and April 28, 2012, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap agreements are recorded at a fair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows. The Company’s two interest rate cap agreements each have a notional principal amount of $450 million, a cap rate of 7.0% and terminate on May 31, 2015.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	May 4, 2013		February 2, 2013		April 28, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$9	Other Assets	$69	Other Assets	$246

Liability Derivatives
	May 4, 2013		February 2, 2013		April 28, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

	(Gain) or Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended
		May 4, 2013	April 28, 2012
Interest Rate Cap Agreements	Interest Expense	$60	$(132)

7. Income Taxes

	May 4, 2013	February 2, 2013	April 28, 2012
Current Deferred Tax Asset	$9,337	$6,133	$23,317
Non-Current Deferred Tax Liability	251,167	253,339	271,690

Net Deferred Tax Liability	$241,830	$247,206	$248,373

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily related to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of May 4, 2013, the Company’s best estimate of its annual effective income tax rate was 37.2% (before discrete items). For the quarter ending April 28, 2012, the Company’s best estimate of its annual effective income tax rate was 41.8% (before discrete items).

As of both May 4, 2013 and February 2, 2013, valuation allowances amounted to $5.8 million, and $6.1 million at April 28, 2012, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2012.

In addition, management also determined that a full valuation allowance of $3.3 million and $3.1 million was required against the tax benefit associated with Puerto Rico deferred tax assets as of both May 4, 2013 and February 2, 2013, respectively.

8. Stock Option and Award Plans and Stock-Based Compensation

On May 1, 2013, the Board of Directors of Burlington Holdings, Inc. (BHI), the sole member of Indirect Parent, approved BHI’s assumption and adoption of the 2006 Management Incentive Plan (the Plan) that was previously sponsored by Burlington Coat Factory Holdings, LLC (Parent). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Grants made pursuant to the Plan are comprised of units of BHI’s common stock. Each “unit” consists of nine shares of BHI’s Class A common stock and one share of BHI’s Class L common stock. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the BHI. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of BHI’s common stock. As of May 4, 2013, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of BHI’s Class A common stock and 730,478 shares of BHI’s Class L common stock.

Non-cash stock compensation expense for the three months ended May 4, 2013 amounted to $0.5 million. In comparison, non-cash stock compensation expense for the three months end April 28, 2012 amounted to $0.8 million. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended
	May 4, 2013	April 28, 2012
Type of Non-Cash Stock Compensation
Stock Option Compensation	$490	$367
Restricted Stock Compensation	20	424

Total	$510	$791

Stock Options

There were no options granted during the three month period ended May 4, 2013. Options granted during the three months ended April 28, 2012 were all service-based awards and were granted at exercise prices of $50 per unit and $120 per unit.

All of the service-based awards granted during the three month period ended April 28, 2012 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options awarded pursuant to the Plan become exercisable upon a change of control. Unless determined otherwise by the plan administrator and except as otherwise set forth in the option holders’ option agreement, upon cessation of employment, (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at BHI’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of May 4, 2013, BHI had 409,063 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.” For the three months ended May 4, 2013, the Company recognized non-cash stock option compensation expense of $0.5 million ($0.4 million after tax), net of less than $0.1 million forfeiture adjustment. These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated. For the three months ended April 28, 2012, the Company recognized non-cash stock option compensation expense of $0.6 million before the adjustments for forfeitures of $0.2 million, which resulted in $0.4 million of expense for the quarter. These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.

As of May 4, 2013 there was approximately $2.4 million of unearned non-cash stock-based option compensation that the Company expected to recognize as expense over the next 4.7 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years.

Stock option transactions during the three month period ended May 4, 2013 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding February 2, 2013	424,231	$76.56
Options Forfeited	(15,168)	77.51

Options Outstanding May 4, 2013	409,063	$76.82

Non-vested stock option unit transactions during the three months ended May 4, 2013 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, February 2, 2013	255,457	$33.70
Vested	(23,563)	34.07
Forfeited	(15,168)	29.69

Non-Vested Options Outstanding, May 4, 2013	216,726	$33.95

The following table summarizes information about the exercise price and weighted average remaining contractual life of options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of May 4, 2013:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At May 4, 2013	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At May 4, 2013	Weighted Average Remaining Contractual Life (Years)
$30.60	161,613	6.0	107,640	5.6
$50.00	47,000	8.3	—	—
$65.00	38,000	9.3	—	—
$120.00	42,500	8.7	—	—
$120.60	105,950	4.8	70,697	4.0
$270.00	14,000	0.2	14,000	0.2

	409,063		192,337

The following table summarizes information about the exercise prices and weighted average remaining contractual life of vested options and options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of May 4, 2013
$30.60	135,007	5.9	$30.60
$50.00	37,600	8.3	$50.00
$65.00	30,400	9.3	$65.00
$120.00	34,000	8.7	$120.00
$120.60	93,277	4.6	$120.60
$270.00	14,000	0.2	$270.00

	344,284

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the three months ended April 28, 2012 (There were no options granted during the three months ended May 4, 2013):

Three Months Ended April 28, 2012
Risk-Free Interest Rate	1.3%
Expected Volatility	34.1%
Expected Life (years)	6.6
Contractual Life (years)	10
Expected Dividend Yield	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$50.00	$53.02
$120.00	$28.86

9. Other Liabilities

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities comprised of gift cards and layaway deposits totaled $30.3 million, $30.0 million and $29.4 million as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $53.0 million, $52.4 million and $48.9 million, as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively. At May 4, 2013, February 2, 2013 and April 28, 2012, the portion of self-insurance reserve expected to be paid in the next twelve months of $21.6 million, $21.2 million and $18.9 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining respective balances of $31.4 million, $31.2 million and $30.0 million were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. At May 4, 2013 and April 28, 2012, deferred lease incentives were $138.6 million and $129.0 million, respectively.

10. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $0.9 million as of both May 4, 2013 and February 2, 2013 and $5.5 million as of April 28, 2012. The Company believes that potential liabilities in excess of those recorded will not have a material effect on the Company’s Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2012 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of May 4, 2013, the Company was committed to 16 new lease agreements for locations at which stores are expected to be opened during the remainder of Fiscal 2013. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $164.8 million, $228.8 million, $207.1 million, $191.7 million and $800.0 million for the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $44.1 million and $33.6 million as of May 4, 2013 and April 28, 2012, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $484.8 million and $472.4 million as of May 4, 2013 and April 28, 2012, respectively. Among these arrangements as of May 4, 2013 and April 28, 2012, the Company had letters of credit in the amount of $31.5 million and $29.1 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $12.6 million and $4.5 million at May 4, 2013 and April 28, 2012, respectively, related to certain merchandising agreements.

The Company had irrevocable letters of credit in the amount of $35.3 million as of February 2, 2013. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $422.7 million as of February 2, 2013. Letters of credit outstanding at February 2, 2013 amounted to $26.7 million, guaranteeing performance under various lease agreements, insurance contracts and utility agreements. The Company also had letters of credit in the amount of $8.6 million at February 2, 2013 related to certain merchandising agreements.

11. Subsequent Events

Term Loan Amendment

On May 17, 2013, the Company entered into the Third Amendment in order to, among other things, reduce the interest rates applicable to the Company’s Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if the Company’s consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans). The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of this transaction, mandatory quarterly payments of $2.2 million will be payable as of the last day of each quarter beginning with the quarter ended August 3, 2013. These payments have been recorded by the Company in its Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt.” The Company does not believe that this transaction will have a material effect on its financial statements.

Stock Option Modification

Subsequent to May 4, 2013, the Compensation Committee of BHI’s Board of Directors, in an effort to align stock option exercise prices with changes in the Company’s enterprise value caused by the $336 million dividend, made adjustments to then outstanding stock options through a combination of exercise price reductions and cash payments to option holders. As a result of these adjustments, the Company will account for these modifications in accordance with Topic No. 718. Additionally, cash payments made by the Company to option holders will be recorded in the line item Selling and Administrative Expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. At this time, the Company is evaluating the impact on the Company’s financial statements.

12. Condensed Guarantor Data

Holdings and subsidiaries of BCFWC have fully, jointly, severally, and unconditionally guaranteed BCF’s obligations under the ABL Line of Credit, Term Loan Facility and the Senior Note. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFW and the guarantor subsidiaries.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of May 4, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$98,553	$3,795	$—	$102,348
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	32,100	14,262	—	46,362
Merchandise Inventories	—	—	727,219	—	727,219
Deferred Tax Asset	—	9,331	6	—	9,337
Prepaid and Other Current Assets	—	43,264	30,839	—	74,103
Prepaid Income Tax	—	5,052	1,950	—	7,002
Intercompany Receivable	—	—	788,022	(788,022)	—
Assets Held for Sale	—	—	191	—	191

Total Current Assets	—	223,100	1,566,284	(788,022)	1,001,362
Property and Equipment—Net of Accumulated Depreciation	—	72,936	798,674	—	871,610
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulation Amortization	—	—	313,200	—	313,200
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,272,794	—	(2,272,794)	—
Other Assets	—	25,060	86,149	—	111,209

Total Assets	$—	2,878,954	2,764,307	(3,060,816)	2,582,445

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	630,660	—	—	630,660
Other Current Liabilities	—	90,614	126,930	—	217,544
Intercompany Payable	—	788,022	—	(788,022)	—
Current Maturities of Long Term Debt	—	8,710	1,027	—	9,737

Total Current Liabilities	—	1,518,006	127,957	(788,022)	857,941
Long Term Debt	—	1,304,862	23,490	—	1,328,352
Other Liabilities	—	51,368	178,969	—	230,337
Deferred Tax Liability	—	90,070	161,097	—	251,167
Investment in Subsidiaries	85,352	—	—	(85,352)	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	475,191	475,191	1,063,182	(1,538,373)	475,191
(Accumulated Deficit) Retained Earnings	(560,543)	(560,543)	1,209,612	(649,069)	(560,543)

Total Stockholder’s (Deficit) Equity	(85,352)	(85,352)	2,272,794	(2,187,442)	(85,352)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	2,878,954	2,764,307	(3,060,816)	2,582,445

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of February 2, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$39,658	$3,678	$—	$43,336
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	24,216	17,518	—	41,734
Merchandise Inventories	—	—	680,190	—	680,190
Deferred Tax Assets	—	1,223	4,910	—	6,133
Prepaid and Other Current Assets	—	35,293	30,759	—	66,052
Prepaid Income Taxes	—	5,268	1,950	—	7,218
Intercompany Receivable	—	—	747,405	(747,405)	—
Assets Held for Disposal	—	—	191	—	191

Total Current Assets	—	140,458	1,486,601	(747,405)	879,654
Property and Equipment – Net of Accumulated Depreciation	—	72,283	806,022	—	878,305
Tradenames		238,000	—	—	238,000
Favorable Leases – Net of Accumulated Amortization	—	—	322,081	—	322,081
Goodwill	—	47,064	—	—	47,064
Other Assets	—	24,968	88,010	—	112,978
Investment in Subsidiaries	—	2,219,139	—	(2,219,139)	—

Total Assets	$—	$2,741,912	$2,702,714	$(2,966,544)	$2,478,082

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$500,406	$—	$—	$500,406
Other Current Liabilities	—	119,277	119,588	—	238,865
Intercompany Payable	—	747,405	—	(747,405)	—
Current Maturities of Long Term Debt	—	—	784	—	784

Total Current Liabilities	—	1,367,088	120,372	(747,405)	740,055
Long Term Debt	—	1,313,084	22,448	—	1,335,532
Other Liabilities	—	50,955	178,470	—	229,425
Deferred Tax Liability	—	91,054	162,285	—	253,339
Investment in Subsidiaries	80,269	—	—	(80,269)	—
Commitments and Contingencies
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	479,572	479,572	1,063,182	(1,542,754)	479,572
Accumulated (Deficit) / Retained Earnings	(559,841)	(559,841)	1,155,957	(596,116)	(559,841)

Total Stockholder’s (Deficit) Equity	(80,269)	(80,269)	2,219,139	(2,138,870)	(80,269)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,741,912	$2,702,714	$(2,966,544)	$2,478,082

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of April 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$27,159	$26,495	$—	$53,654
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	29,439	10,286	—	39,725
Merchandise Inventories	—	—	660,940	—	660,940
Deferred Tax Assets	—	11,725	11,592	—	23,317
Prepaid and Other Current Assets	—	16,584	26,743	—	43,327
Prepaid Income Taxes	—	16,453	1,866	—	18,319
Intercompany Receivable		—	577,459	(577,459)	—
Assets Held for Disposal	—	—	521	—	521

Total Current Assets	—	136,160	1,315,902	(577,459)	874,603
Property and Equipment—Net of Accumulated Depreciation	—	76,718	777,963	—	854,681
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulated Amortization	—	—	352,636	—	352,636
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,049,552	—	(2,049,552)	—
Other Assets	—	30,457	81,746	—	112,203

Total Assets	$—	$2,577,951	$2,528,247	$(2,627,011)	$2,479,187

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$471,122	$—	$—	$471,122
Other Current Liabilities	—	111,550	106,256	—	217,806
Intercompany Payable		577,459	—	(577,459)	—
Current Maturities of Long Term Debt	—	9,505	731	—	10,236

Total Current Liabilities	—	1,169,636	106,987	(577,459)	699,164
Long Term Debt	—	1,383,078	23,106	—	1,406,184
Other Liabilities	—	48,184	167,292	—	215,476
Deferred Tax Liability	—	90,380	181,310	—	271,690
Investment in Subsidiaries	113,327	—	—	(113,327)	—
Commitments and Contingencies
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	475,754	475,754	1,063,181	(1,538,935)	475,754
(Accumulated Deficit) Retained Earnings	(589,081)	(589,081)	986,371	(397,290)	(589,081)

Total Stockholder’s (Deficit) Equity	(113,327)	(113,327)	2,049,552	(1,936,225)	(113,327)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,577,951	$2,528,247	$(2,627,011)	$2,479,187

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Three Months Ended May 4, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$1,065,013	$—	$1,065,013
Other Revenue	—	56	7,920	—	7,976

Total Revenue	—	56	1,072,933	—	1,072,989
COSTS AND EXPENSES:
Cost of Sales	—	—	667,653	—	667,653
Selling and Administrative Expenses	—	47,310	280,394	—	327,704
Costs Related to Debt Amendment	—	8,855	—	—	8,855
Restructuring and Separation Costs	—	1,531	94	—	1,625
Depreciation and Amortization	—	6,269	37,723	—	43,992
Impairment Charges – Long-Lived Assets	—	—	51	—	51
Other Income, Net	—	(1,319)	(1,229)	—	(2,548)
Interest Expense	—	26,057	532	—	26,589
Loss (Earnings) from Equity Investment	702	(53,655)	—	52,953	—

Total Costs and Expenses	702	35,048	985,218	52,953	1,073,921
(Loss) Income Before (Benefit) Provision for Income Taxes	(702)	(34,992)	87,715	(52,953)	(932)
(Benefit) Provision for Income Taxes	—	(34,290)	34,060	—	(230)

Net (Loss) Income	$(702)	$(702)	$53,655	$(52,953)	$(702)

Total Comprehensive (Loss) Income	$(702)	$(702)	$53,655	$(52,953)	$(702)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Three Months Ended April 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$982,422	$—	$982,422
Other Revenue	—	31	7,503	—	7,534

Total Revenue	—	31	989,925	—	989,956
COSTS AND EXPENSES:
Cost of Sales	—	—	619,885	—	619,885
Selling and Administrative Expenses	—	47,512	259,625	—	307,137
Restructuring and Separation Costs (Note 4)	—	1,265	213	—	1,478
Depreciation and Amortization	—	6,401	33,524	—	39,925
Impairment Charges – Long-Lived Assets	—	—	13	—	13
Other Income, Net	—	(1,265)	(1,039)	—	(2,304)
Interest Expense	—	28,957	522	—	29,479
Loss (Earnings) from Equity Investment	3,940	(53,756)	—	49,816	—

Total Costs and Expenses	3,940	29,114	912,743	49,816	995,613
(Loss) Income Before (Benefit) Provision for Income Taxes	(3,940)	(29,083)	77,182	(49,816)	(5,657)
(Benefit) Provision for Income Taxes	—	(25,143)	23,426	—	(1,717)

Net (Loss) Income	$(3,940)	$(3,940)	$53,756	$(49,816)	$(3,940)

Total Comprehensive (Loss) Income	$(3,940)	$(3,940)	$53,756	$(49,816)	$(3,940)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Three Months Ended May 4, 2013
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$31,560	$63,820	$—	$95,380
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(6,817)	(22,947)	—	(29,764)
Proceeds Received from Sale of Fixed Assets	—	—	114	—	114

Net Cash Used in Investing Activities	—	(6,817)	(22,833)	—	(29,650)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	155,000	—	—	155,000
Principal Payments on Long Term Debt – ABL Line of Credit	—	(155,000)	—	—	(155,000)
Repayment of Capital Lease Obligation	—	—	(253)	—	(253)
Debt Issuance Cost	—	(1,574)	—	—	(1,574)
Stock Option Exercise and Related Tax Benefits	—	64	—	—	64
Intercompany Borrowings (Payments)	—	40,617	(40,617)		—
Payment of Dividends	(4,955)	(4,955)	—	4,955	(4,955)
Receipt of Dividends	4,955	—	—	(4,955)	—

Net Cash Used In Financing Activities	—	34,152	(40,870)	—	(6,718)
Increase in Cash and Cash Equivalents	—	58,895	117	—	59,012
Cash and Cash Equivalents at Beginning of Period	—	39,658	3,678	—	43,336

Cash and Cash Equivalents at End of Period	$—	$98,553	$3,795	$—	$102,348

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Three Months Ended April 28, 2012
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$113,787	$130,969	$—	$244,756
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(6,093)	(22,044)	—	(28,137)
Expenses from Sale of Fixed Assets	—	—	(119)	—	(119)
Lease Rights Acquired	—	—	(86)	—	(86)

Net Cash Used in Investing Activities	—	(6,093)	(22,249)	—	(28,342)

FINANCING ACTIVITIES
Proceeds from Long Term Debt — ABL Line of Credit	—	55,200	—	—	55,200
Principal Payments on Long Term Debt— ABL Line of Credit	—	(245,200)	—	—	(245,200)
Principal Payments on Long Term Debt	—	—	(164)	—	(164)
Principal Payments on Long Term Debt — Term Loan	—	(6,955)	—	—	(6,955)
Debt Issuance Cost	—	(13)	—	—	(13)
Intercompany Borrowings (Payments)	—	106,204	(106,204)	—	—
Stock Options Exercised and Related Tax Benefits	—	394	—	—	394
Payment of Dividends	(1,686)	(1,686)	—	1,686	(1,686)
Receipt of Dividends	1,686	—	—	(1,686)	—

Net Cash Used In Financing Activities	—	(92,056)	(106,368)	—	(198,424)

Increase in Cash and Cash Equivalents	—	15,638	2,352	—	17,990
Cash and Cash Equivalents at Beginning of Period	—	11,522	24,142	—	35,664

Cash and Cash Equivalents at End of Period	$—	$27,160	$26,494	$—	$53,654

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter we or our or Holdings). The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended February 2, 2013 (Fiscal 2012 10-K). Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

Fiscal 2013 is defined as the 52 week year ending February 1, 2014. We define the 2012 fiscal year (Fiscal 2012) and the 2011 fiscal year (Fiscal 2011) as the 53 and 52 week periods ending February 2, 2013 and January 29, 2011, respectively.

Overview

Three Month Period Ended May 4, 2013 Compared with the Three Month Period ended April 28, 2012

Consolidated net sales increased $82.6 million, or 8.4%, to $1,065.0 million for the three months ended May 4, 2013 from $982.4 million for the three months ended April 28, 2012. This increase was primarily attributable to an increase in sales related to new stores and stores previously opened that are not included in our comparable store sales as well as a 3.4%, or $33.4 million, increase in our comparable store sales. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2013” and “Three Month Period Ended May 4, 2013 compared with the Three Month Period Ended April 28, 2012” for further explanation).

Cost of sales increased $47.8 million, or 7.7%, during the three month period ended May 4, 2013 compared with the three month period ended April 28, 2012. The dollar increase in cost of sales was primarily related to sales from 21 net new stores that were opened since April 28, 2012 as well as our 3.4%, or $33.4 million, comparable store sales increase.

Cost of sales as a percentage of net sales decreased to 62.7% during the three months ended May 4, 2013 compared with 63.1% during the three months ended April 28, 2012. The decrease in cost of sales as a percentage of net sales was primarily driven by lower markdown expense as a percentage of net sales as a result of continued improvements in the freshness of inventory this year and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012.

Total selling and administrative expenses increased $20.6 million, or 6.7%, during the three months ended May 4, 2013 compared with the three months ended April 28, 2012, primarily related to new stores and stores that were not operating for the full three months ended April 28, 2012 but did operate for the full three months ended May 4, 2013. Selling and administrative expenses as a percentage of sales decreased to 30.8% during the three months ended May 4, 2013 from 31.3% during the three months ended April 28, 2012. The improvement in selling and administrative expenses as a percentage of net sales was primarily related to efficiencies realized in store operations as a result of our ongoing store initiatives (refer to the section below entitled “Ongoing Initiatives for Fiscal 2013”).

We recorded a net loss of $0.7 million for the three month period ended May 4, 2013 compared with a net loss of $3.9 million for the three month period ended April 28, 2012. The improvement in our net loss position was primarily driven by our 3.4% increase in comparable store sales as well as a decrease in interest expense as a result of our February 2013 Term Loan Amendment (refer to the section below entitled “Three Month Period Ended May 4, 2013 compared with the Three Month Period Ended April 28, 2012” for further explanation).

EBITDA and Adjusted Net Income (as defined below under the caption “Key Performance Measures”) are non-GAAP financial measures of our performance, as defined below under the caption “Key Performance Measures.” For the three months ended May 4, 2013, EBITDA increased $5.9 million, or 9.2%, to $69.6 as a result of increased gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full three months ended May 4, 2013 but were not operating for the full three months ended April 28, 2012, as well as costs incurred related to the debt amendment during Fiscal 2013.

For the three months ended May 4, 2013, Adjusted Net Income increased $10.3 million to $11.1 million, as a result of improved gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full three months ended May 4, 2013 but were not operating for the full three months ended April 28, 2012.

Debt Refinancing

On February 15, 2013, BCFWC entered into Amendment No. 2 to our Term Loan Credit Agreement (Second Amendment). The Second Amendment creates a restricted payments basket of $25 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the existing senior notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with this amendment, the Company incurred a $1.5 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for consulting and advisory services. These fees are included in the line item “Costs Related to Debt Amendment” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On February 20, 2013, Burlington Holdings, LLC (Indirect Parent), the indirect parent company of Holdings, and Burlington Holdings Finance, Inc., the wholly-owned subsidiary of Indirect Parent (collectively the Issuers), completed the offering of $350 million aggregate principal amount of Senior Notes due 2018 (2018 Notes) at an issue price of 98.00%. The 2018 Notes are senior unsecured obligations of the Issuers, and the Issuers are not obligors or guarantors under BCFWC’s existing senior secured credit facilities or indenture. Additionally, as none of the Issuers’ subsidiaries, are obligors or guarantors under the 2018 Notes, the debt is recorded on the Issuers’ financial statements only and is not included in the Company’s financial statements.

Interest is payable on the Senior Notes on each February 15 and August 15, commencing August 15, 2013. The first interest payment on the 2018 Notes will be payable in cash. For each interest period thereafter, the Issuers will be required to pay interest on the 2018 Notes entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the 2018 Notes, interest on the 2018 Notes by increasing the principal amount of the 2018 Notes or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest on the 2018 Notes will accrue at the rate of 9.00% per annum. PIK interest on the 2018 Notes will accrue at the rate of 9.75% per annum. The Company intends to pay Indirect Parent a semi-annual dividend in order for Indirect Parent to make payment on the semi-annual cash interest.

In February 2013, the Issuers used the net proceeds from the offering of the 2018 Notes to pay a special cash dividend of approximately $336 million, in the aggregate, to Indirect Parent’s sole member, Burlington Holdings, Inc., which in turn distributed the proceeds to its stockholders. BCFWC paid a dividend to the Issuers of $5.0 million in order to pay certain fees in connection with the issuance of the 2018 Notes, inclusive of a $3.5 million fee to Bain Capital for various consulting and advisory services.

On February 14, 2013, Parent, and its principal shareholders (Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC) entered into a Termination Agreement, pursuant to which the Stockholders Agreement among each of them and the other stockholders of Parent, dated as of April 13, 2006 (Prior Stockholders Agreement) was terminated. On February 14, 2013, Burlington Holdings, Inc. and the investors and managers from time to time party thereto, entered into a Stockholders Agreement (New Stockholders Agreement). The terms of the New Stockholders Agreement are substantially similar to the terms of the Prior Stockholders Agreement.

Current Conditions

Store Openings, Closings, and Relocations.

During the three months ended May 4, 2013, we opened four Burlington Coat Factory Warehouse Stores (BCF Stores) and closed one store. As of May 4, 2013, we operated 503 stores under the names “Burlington Coat Factory Warehouse” (485 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores) “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We currently plan to open between 16 and 20 new stores during the remainder of Fiscal 2013.

Ongoing Initiatives for Fiscal 2013

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Driving Comparable Store Sales Growth. We intend to continue to increase comparable store sales through the following initiatives:

(a)

Continue to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We will continue to reduce comparable store inventories which we believe will result in faster inventory turnover and reduced markdowns. We plant to maintain our ability to leverage our pack and hold program, which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack and hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

(b)	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer—a brand-conscious fashion enthusiast, aged 25-49—by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

(c)	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our improved customer experience, in conjunction with more consistent in-store execution, has contributed to a significant increase in overall customer satisfaction scores over the last two years. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

(d)	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

(e)	Enhancing Existing Categories and Introduce New Ones. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and home décor, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as pet related merchandise.

II.	Expanding and Enhancing Our Retail Store Base

(a)	Adhere to an Opportunistic yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically, rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 20 to 25 new stores annually and continue to do so for the foreseeable future.

(b)	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores have positive EBITDA for Fiscal 2013. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

(c)	Enhancing the Store Experience through Store Refreshes and Remodels. Approximately 64% of our stores are new or have been refreshed, remodeled or relocated since 2006. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

III.	Enhancing Operating Margins: We intend to increase our operating margins through the following initiatives:

(a)	Improving Inventory Management. We continue to improve inventory freshness by focusing on receipt flows by month, optimizing our markdowns, and actively reducing the inventory that has been on the selling floor more than 60 days. In addition, we plan to continue to reduce comparable store inventories which we believe will result in continued faster inventory turnover and reduced markdowns.

(b)	Optimizing Logistics and Distribution. We believe executing the strategy to support more in-season and opportunistic buying as well as measured expansion of pack and hold initiatives will assist in maximizing sales and total margin dollars.

(c)	Driving Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations through better people, processes and systems.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparable store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers’ spending, there are uncertainties and challenges that we face as an off-price retailer of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels.

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

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If adverse economic trends continue, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and the risks discussed in the Fiscal 2012 10-K under the heading “Risk Factors.”

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include Adjusted Net Income, EBITDA, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Adjusted Net Income and EBITDA are non-GAAP financial measures of our performance.

We present Adjusted Net Income and EBITDA because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods.

Adjusted Net Income has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income does not reflect the amortization of net favorable leases which are amortized over the life of the lease;

•	Adjusted Net Income does not reflect costs related to debt amendments that are expensed during the fiscal periods;

•	Adjusted Net Income does not reflect impairment charges on long lived assets;

•	Adjusted Net Income does not reflect annual advisory fees paid to Bain Capital that are expensed during the fiscal periods

For the three months ended May 4, 2013, Adjusted Net Income increased $10.3 million to $11.1 million, as a result of improved gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full three months ended May 4, 2013 but were not operating for the full three months ended April 28, 2012.

The following table shows our reconciliation of Net Loss to Adjusted Net Income for the three months ended May 4, 2013 compared with the three months ended April 28, 2012:

	(in thousands)
	Three Months Ended
	May 4, 2013	April 28, 2012
Reconciliation of Net Loss to Adjusted Net Income:
Net Loss	$(702)	$(3,940)
Net Favorable Lease Amortization (a)	8,830	7,169
Costs Related to Debt Amendment (b)	8,855	—
Impairment Charges (c)	51	13
Advisory Fees (d)	1,071	1,035
Tax Effect (e)	(6,996)	(3,435)

Adjusted Net Income	$11,109	$842

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 2006 Merger Transaction, and are recorded in the line item “Depreciation and Amortization” in our Condensed Consolidated Statement of Operations and Comprehensive Loss.
(b)	Primarily related to advisory and professional fees associated with the February 2013 Term Loan Amendment.
(c)	Represents Impairment Charges on Long Lived Assets.
(d)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods and recorded in the line item “Selling and Administrative Expenses” in our Condensed Consolidated Statement of Operations and Comprehensive Loss.
(e)	Tax effect is calculated based on the effective tax rates of 37.2% and 41.8% (before discrete items), for the respective periods.

EBITDA (earnings before net interest expense and loss on extinguishment of debt, income tax expense and depreciation, amortization and impairment charges) has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and EBITDA measures do not reflect any cash requirements for such replacements.

EBITDA for the three months ended May 4, 2013 increased $5.9 million, or 9.2%, to $69.6 million. The improvement in EBITDA was primarily the result of increased gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full three months ended May 4, 2013 but were not operating for the full three months ended April 28, 2012, as well as costs incurred related to the debt amendments during Fiscal 2013.

The following table shows our reconciliation of Net Loss to EBITDA for the three months ended May 4, 2013 compared with the three months ended April 28, 2012:

	(in thousands)
	Three Months Ended
	May 4, 2013	April 28, 2012
Reconciliation of Net Loss to EBITDA:
Net Loss	$(702)	$(3,940)
Interest Expense	26,589	29,479
Interest Income	(76)	(22)
Income Tax Benefit	(230)	(1,717)
Depreciation and Amortization	43,992	39,925
Impairment Charges	51	13

EBITDA	$69,624	$63,738

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three months ended May 4, 2013, we experienced increases in comparable store sales of 3.4%.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the three months ended May 4, 2013 increased to 37.3% compared with 36.9% during the three months ended April 28, 2012. The increase in our gross margin as a percentage of net sales for the three months ended May 4, 2013 compared with the three months ended April 28, 2012 is due to lower markdown expense as a percentage of net sales as a result of continued improvements in the freshness of inventory this year and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012. In accordance with our policy, physical inventories are taken during the fourth quarter of the fiscal year at which point our estimated shrink will be adjusted to actual.

Inventory. Inventory at May 4, 2013 was $727.2 million compared with $680.2 million at February 2, 2013. The increase of $47.0 million was primarily the result of the seasonality of our business and an increase in pack and hold inventory. Our store inventory is typically at its lowest levels in January, after the holiday selling season, and returns to normal levels during the first quarter of the fiscal year. Inventory at May 4, 2013 increased $66.3 million from $660.9 million at April 28, 2012 to $727.2 million at May 4, 2013. This increase was primarily driven by 21 net new stores opened since April 28, 2012 as well as increased pack and hold inventory. These increases were partially offset by an average inventory per comparable store decrease of 8.7% as a result of our ongoing initiative to reduce inventory levels which we believe will result in faster turns and reduced markdowns.

In order to better serve our customers, and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By appropriately managing our inventories, we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

We continue to manage our merchandise flow based on a receipt-to-reduction ratio. By matching forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns and inventory shrinkage) on a monthly basis, we believe we create a more normalized receipt cadence to support sales which will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. This inventory turnover calculation is based on a rolling 13 month average of inventory for the period being measured. Our annualized inventory turnover rate (inclusive of stores and warehouse inventory) as of May 4, 2013 and April 28, 2012 was 3.2 turns per year and 2.9 turns per year, respectively.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 9.4% during the three months ended May 4, 2013 compared with 10.0% during the three months ended April 28, 2012. The improvement in store payroll as a percentage of net sales was primarily driven by efficiencies realized in our stores as we continue to improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced an increase in cash flow of $59.0 million during the three month period ended May 4, 2013 resulting in a cash and cash equivalent balance of $102.3 million as of May 4, 2013 compared with an increase in cash flow generated during the three months ended April 28, 2012 of $18.0 million. This increase was primarily driven by fewer repayments, net of borrowings, on our ABL Line of Credit during the three month period ended May 4, 2013 compared with the three month period ended April 28, 2012, partially offset by an increase in our inventories from February 2, 2013 compared with a decrease in our merchandise inventory from January 28, 2012 to April 28, 2012. Additionally offsetting the increase was a smaller increase in accounts payable during the period from February 2, 2013 to May 4, 2013 compared with the period from January 28, 2012 to April 28, 2013 as a result of our working capital management strategy that was employed at the end of Fiscal 2011 that did not repeat at the end of Fiscal 2012. Our working capital management strategy accelerated certain vendor payments at the end of Fiscal 2011 that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of Fiscal 2011.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at May 4, 2013 decreased $32.0 million from $140.6 million at April 28, 2012 to $108.6 million. The decrease in working capital was primarily attributable an increase in accounts payable, partially offset by increases in inventory and prepaid and other current assets. Working capital at May 4, 2013 was $108.6 million compared with $104.8 million at February 2, 2013.

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

Our critical accounting policies and estimates are consistent with those disclosed in our Fiscal 2012 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three month periods ended May 4, 2013 and April 28, 2012.

	Percentage of Net Sales
	Three Months Ended
	May 4, 2013	April 28, 2012
Net Sales	100.0%	100.0%
Other Revenue	0.8	0.8

Total Revenue	100.8	100.8
Cost of Sales	62.7	63.1
Selling and Administrative Expenses	30.8	31.3
Costs Related to Debt Amendment	0.8	—
Restructuring and Separation Costs	0.2	0.1
Depreciation and Amortization	4.1	4.1
Impairment Charges – Long-Lived Assets	—	—
Other (Income) Expense, Net	(0.2)	(0.2)
Interest Expense	2.5	3.0

Total Expense	100.9	101.4

Loss before Income Tax Benefit	(0.1)	(0.6)
Income Tax Benefit	(0.0)	(0.2)

Net Loss	(0.1)%	(0.4)%

Three Month Period Ended May 4, 2013 compared with the Three Month Period Ended April 28, 2012

Net Sales

We experienced an increase in net sales for the three months ended May 4, 2013 compared with the three months ended April 28, 2012 of $82.6 million, or 8.4%, to $1,065.0 million for the three months ended May 4, 2013 from $982.4 million for the three months ended April 28, 2012. This increase was primarily attributable to the following:

•	an increase in net sales of $44.4 million from new stores opened during Fiscal 2013 and stores previously opened that were not included in our comparable store sales and

•	an increase in comparable store sales of $33.4 million, or 3.4%, to $1,012.6 million.

We believe the comparable store sales increase for the three month period ended May 4, 2013 was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2013.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $8.0 million for the three month period ended May 4, 2013 compared with $7.5 million for the three month period ended April 28, 2012 primarily as a result of increased rental income from leased departments and increased layaway charges.

Cost of Sales

Cost of sales increased $47.8 million, or 7.7%, during the three month period ended May 4, 2013 compared with the three month period ended April 28, 2012. The dollar increase in cost of sales was primarily related to the increase in net sales as described above. Cost of sales as a percentage of net sales decreased to 62.7% during the three months ended May 4, 2013 compared with the three months ended April 28, 2012 of 63.1%. The decrease in cost of sales as a percentage of net sales was primarily driven by lower markdown expense as a percentage of net sales as a result of continued improvements in the freshness of inventory this year and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.6 million, or 6.7%, for the three month period ended May 4, 2013 compared with the three month period ended April 28, 2012. Selling and administrative expenses as a percentage of net sales decreased to 30.8% of net sales for the three month period ended May 4, 2013 compared with 31.3% of net sales for the three month period ended April 28, 2012. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	May 4, 2013	Percentage of Sales	April 28, 2012	Percentage of Sales	$ Variance	% Change
Payroll and Payroll Related	$157,358	14.8%	$149,311	15.2%	$8,047	5.4%
Occupancy	103,638	9.7	96,981	9.9	6,657	6.9
Other	32,963	3.1	29,857	3.1	3,106	10.4
Business Insurance	8,706	0.8	6,327	0.6	2,379	37.6
Benefit Costs	7,403	0.7	6,883	0.7	520	7.6
Advertising	17,636	1.7	17,778	1.8	(142)	(0.8)

Selling & Administrative Expenses	$327,704	30.8%	$307,137	31.3%	$20,567	6.7%

Payroll and payroll related costs as a percentage of net sales decreased to 14.8% during the three months ended May 4, 2013 from 15.2% during the three months ended April 28, 2012. The decrease is primarily driven by efficiencies realized in our stores as a result of our ongoing store initiatives. The increase in payroll and payroll related expense of $8.0 million during the three months ended May 4, 2013 compared with the three months ended April 28, 2012 was primarily related to the $5.3 million of incremental payroll and payroll related costs incurred as the result of the addition of three net new stores as well as stores that were operating for the full three months ended May 4, 2013 but were not operating for the full three months ended April 28, 2012. Also contributing to the increase in payroll dollars was a planned incremental labor investment of $2.0 million in logistics as part of our ongoing investments to drive sales.

The increase in occupancy related costs of $6.7 million during the three months ended May 4, 2013 compared with the three months ended April 28, 2012 was primarily related to a $6.3 million increase in new stores and stores that operated for the full three month period ended May 4, 2013 but were not operating for the full three months ended April 28, 2012.

Other selling and administrative expenses increased $3.1 million for the three months ended May 4, 2013 compared with the three months ended April 28, 2012, primarily attributable to a $1.5 million increase related to the operation of new stores and stores that were operating for the full three months ended May 4, 2013 but were not operating for the full three months ended April 28, 2012.

Business insurance increased $2.4 million for the three months ended May 4, 2013 compared with the three months ended April 28, 2012, primarily attributable to increases in the number and average value of claims related to workers’ compensation and general liability insurance.

Costs Related to Debt Amendment

Costs related to debt amendment totaled $8.9 million during the three months ended May 4, 2013. These costs were refinancing fees related to the February 2013 Term Loan Amendment.

Restructuring and Separation Costs

Restructuring and separation costs totaled $1.6 million and $1.5 million during the three months ended May 4, 2013 and the three months ended April 28, 2012, respectively. In an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our store, field and corporate locations during both of the three month periods.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $44.0 million during the three month period ended May 4, 2013 compared with $39.9 million during the three month period ended April 28, 2012. The increase in depreciation and amortization expense is primarily driven by accelerated amortization related to store closures as well as capital expenditures related to investments in our warehouse functions and 21 net new stores opened since April 28, 2012.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $0.2 million to $2.5 million for the three month period ended May 4, 2013 compared with the three month period ended April 28, 2012.

Interest Expense

Interest expense was $26.6 million for the three month period ended May 4, 2013 compared with $29.5 million for the three month period ended April 28, 2012. The $2.9 million decrease in interest expense was primarily driven by lower average balances and lower interest rates related to our Term Loan Facility and ABL Line of Credit. Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the three months ended May 4, 2013 compared with the three months ended April 28, 2012 are summarized in the table below:

	Three Months Ended
	May 4, 2013	April 28, 2012
Average Interest Rate – ABL Line of Credit	2.0%	2.2%
Average Interest Rate – Term Loan	5.5%	6.3%
Average Balance – ABL Line of Credit	$24.5 million	$80.8 million
Average Balance – Term Loan	$871.0 million	$957.4 million

Income Tax Benefit

Income tax benefit was $0.2 million and $1.7 million for the three month periods ended May 4, 2013 and April 28, 2012, respectively. The effective tax rates for the three month periods ended May 4, 2013 and April 28, 2012 were 24.7% and 30.4%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the first quarter of Fiscal 2013, resulting in the annual effective income tax rate of 37.2% (before discrete items) being our best estimate. The effective tax rate for the three months ended May 4, 2013 was impacted by discrete adjustments that decreased the tax benefit by $0.1 million primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the closing of ongoing state audits related to filing positions taken by the Company, and true-ups for income tax estimates in prior periods.

Our best estimate of the projected annual effective income tax rate for the three months ended April 28, 2012 was 41.8% (before discrete items). The effective tax rate for the three months ended April 28, 2012 was impacted by discrete adjustments that increased the tax benefit by $0.6 million predominantly relating to tax positions that are considered effectively settled as the result of the finalization of an IRS audit, offset by federal income tax true-ups as well as state tax assessments.

Net Loss

Net loss amounted to $0.7 million for the three months ended May 4, 2013 compared with a net loss of $3.9 million for the three months ended April 28, 2012. The improvement in our net loss position was primarily driven by our 3.4% increase in comparable store sales and our reduction in interest expense as a result of our refinancing, partially offset by $8.9 million of refinancing fees related to the February 2013 Term Loan Amendment.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores. As of May 4, 2013, we had $484.8 million available on our ABL Line of Credit. The maximum borrowings during the three months ended May 4, 2013 were $125.0 million. Average borrowings during the three months ended May 4, 2013 were $24.5 million.

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

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants. We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset any declines in our comparable store sales with savings initiatives.

Our Term Loan Facility agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, (as defined in our Term Loan Credit Agreement), for the trailing twelve months, and that ratio may not exceed 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, for the trailing twelve months, and that ratio must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA starts with consolidated net income/loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income/loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio and the interest coverage ratio. We present Adjusted

EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.

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

Adjusted EBITDA for the three months ended May 4, 2013 increased $9.5 million, or 13.6%, to $79.5 million. The increase in Adjusted EBITDA was primarily the result of increased gross margin, partially offset by increased selling and administrative expenses, primarily driven by new stores and stores that were operating for the full three months ended May 4, 2013 but were not operating for the full three months ended April 28, 2012.

The consolidated leverage ratio for the three months ended May 4, 2013 was 3.7 compared with 4.4 as of April 28, 2012. The interest coverage ratio for the three months ended May 4, 2013 was 3.5 compared with 3.3 as of April 28, 2012.

The following table shows our calculation of Adjusted EBITDA for the three months ended May 4, 2013 compared with the three months ended April 28, 2012:

	(in thousands)
	Three Months Ended
	May 4, 2013	April 28, 2012
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(702)	$(3,940)
Interest Expense	26,589	29,479
Income Tax Benefit	(230)	(1,717)
Depreciation and Amortization	43,992	39,925
Impairment Charges – Long-Lived Assets	51	13
Interest Income	(76)	(22)
Non Cash Straight-Line Rent Expense (a)	1,544	1,160
Advisory Fees (b)	1,071	1,035
Stock Compensation Expense (c)	510	791
Amortization of Purchased Lease Rights (d)	227	232
Severance and Restructuring (e)	1,625	1,478
Franchise Taxes (f)	300	348
Advertising Expense Related to Barter (g)	664	922
Loss on Disposal of Fixed Assets (h)	16	167
Litigation Reserves (i)	—	69
Costs Related to Debt Amendment (j)	8,855	—
Dividends Paid (k)	(4,955)	—

Adjusted EBITDA	$79,481	$69,940

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$79,481	$69,940
Interest Expense	(26,589)	(29,479)
Changes in Operating Assets and Liabilities	49,162	209,937
Other Items, Net	(6,674)	(5,642)

Net Cash Provided by (Used in) Operating Activities	$95,380	$244,756

Net Cash Used in Investing Activities	$(29,650)	$(28,342)

Net Cash (Used in) Provided by Financing Activities	$(6,718)	$(198,424)

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(d)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line item, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(e)	Represents a severance and restructuring charge resulting from a reorganization of certain positions within our field and corporate locations (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(f)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(g)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(h)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.

(i)	Represents reduction in legal assessment in conjunction with legal settlements as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(j)	Represents advisory and professional fees associated with the February 2013 Term Loan Amendment.
(k)	Represents dividends paid to the Issuers in order to pay certain fees in connection with the issuance of the 2018 Notes in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.

Cash Flow for the Three Months Ended May 4, 2013 Compared with the Three Months Ended April 28, 2012

We had a $59.0 million increase in cash flow for the three months ended May 4, 2013 compared with generating $18.0 million of cash flow for the three months ended April 28, 2012. Net cash provided by operating activities amounted to $95.4 million for the three months ended May 4, 2013. For the three months ended April 28, 2012, net cash provided by operating activities amounted to $244.8 million. The decrease in net cash provided by operating activities was primarily the result of changes in the Company’s working capital. The biggest driver of the decrease relates to cash flow from changes in merchandise inventories and accounts payable. Cash flow from the change in merchandise inventories for the three months ended May 4, 2013 decreased $68.3 million as a result of incremental inventory related to new stores and well as increases in our pack and hold inventory. The decrease in the cash flow from the change in accounts payable for the three months ended May 4, 2013 of $64.6 million compared with the three months ended April 28, 2012 was driven by a smaller increase in accounts payable from February 2, 2013 to May 4, 2013 compared with the accounts payable increase from January 28, 2012 to April 28, 2012 related to our working capital management strategy at the end of Fiscal 2011 that did not repeat in Fiscal 2012. Based on the working capital management strategy, we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels this creates additional cash flow. The decrease in accounts payable that generates this item was primarily driven by the accelerated payments during January of Fiscal 2011 of $152.9 million that did not repeat in January of Fiscal 2012.

Net cash used in investing activities increased to $29.7 million for the three months ended May 4, 2013 from $28.3 million for the three months ended April 28, 2012. This increase was primarily the result of a $1.5 million increase in cash paid for property and equipment during the three months ended May 4, 2013 as compared with the three months ended April 28, 2012.

Cash flow used in financing activities decreased $191.7 million during the three months ended May 4, 2013 compared with the three months ended April 28, 2012. This decrease was primarily driven by borrowings net of repayments of $190.0 million during the three months ended April 28, 2012 compared with no borrowings, net of repayments during the three months ended May 4, 2013.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at May 4, 2013 was $108.6 million compared with $104.8 million at February 2, 2013. .

Operational Growth

During the three months ended May 4, 2013, we opened four BCF stores, and closed one store. As of May 4, 2013, we operated 503 stores primarily under the name “Burlington Coat Factory Warehouse”. We estimate that we will spend between $150 and $160 million, net of approximately $33 million of landlord allowances, in capital expenditures during Fiscal 2013, including approximately $55 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $25 million for information technology. We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives, inclusive of $25 million related to the construction of our new corporate headquarters. For the three months ended May 4, 2013, capital expenditures, net of landlord allowances, amounted to $22.4 million.

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

Dividends

During the three months ended May 4, 2013 dividends were $5.0 million paid to the Issuers in order to pay certain fees in connection with the issuance of the 2018 Notes. During the three months ended April 28, 2012 dividends of $1.7 million were paid in connection with the $300.0 million declared dividend as part of the 2011 Term Loan Facility refinancing.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million Term Loan Facility and the $450 million Notes due in 2019. As of May 4, 2013, we were in compliance with all of our debt covenants.

$1 Billion Senior Secured Term Loan Facility

As discussed previously under the caption “Debt Refinancing,” on February 15, 2013 we entered into the Second Amendment to the Term Loan Credit Agreement. The Second Amendment creates a restricted payments basket of $25 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the existing senior notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with this amendment, the Company incurred a $1.5 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees were included in the line item “Costs Related to Debt Amendment” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On May 17, 2013, we entered into Amendment No. 3 (the Third Amendment) to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to our Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if our consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans (the Term B-1 Loans) with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans).

The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of this transaction, mandatory quarterly payments of $2.2 million will be payable as of the last day of each quarter beginning with the quarter ended August 3, 2013. These payments have been recorded by in our Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt.” We expect to recognize a loss on the extinguishment of debt of approximately $14 million, which will be recorded in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013. In addition, estimated fees of approximately $1 million are expected to be recorded in the line item “Costs Related to Debt Amendment” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013.

ABL Line of Credit

During the three month period ended May 4, 2013 we had no outstanding borrowings on our ABL Line of Credit and unused availability of $484.8 million. As of April 28, 2012 we repaid $190.0 million, net of borrowings and had unused availability of $472.4 million.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business. The aggregate amount of such reserves were $0.9 million, as of both May 4, 2013 and February 2, 2013, and $5.5 million as of April 28, 2012. We believe that potential liabilities in excess of those recorded will not have a material effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2012 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations. As of May 4, 2013, we were committed to 16 new lease agreements for locations at which stores are expected to be opened during the remainder of Fiscal 2013. Inclusive of these new leases, our minimum lease payments for all operating leases are expected to be $164.8 million, $228.8 million, $207.1 million, $191.7 million and $800.0 million for the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018 and all subsequent years thereafter, respectively.

Letters of Credit

We had letters of credit arrangements with various banks in the aggregate amount of $44.1 million and $33.6 million as of May 4, 2013 and April 28, 2012, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, we had the ability to enter into letters of credit up to $484.8 million and $472.4 million as of May 4, 2013 and April 28, 2012, respectively. Among these arrangements as of May 4, 2013 and April 28, 2012, we had letters of credit in the amount of $31.5 million and $29.1 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. Additionally, we had outstanding letters of credit agreements in the amounts of $12.6 million and $4.5 million at May 4, 2013 and April 28, 2012, respectively, related to certain merchandising agreements.

We had irrevocable letters of credit in the amount of $35.3 million as of February 2, 2013. Based on the terms of the credit agreement relating to the ABL Line of Credit, we had the ability to enter into letters of credit up to $422.7 million as of February 2, 2013. Letters of credit outstanding as of February 2, 2013 amounted to $26.7 million, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. We also had outstanding letters of credit arrangements in the aggregate amount of $8.6 million at February 2, 2013 related to certain merchandising agreements.

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

Recent Accounting Pronouncements

On February 28, 2013, the FASB issued Account Standards Update No. 2013-04, “Joint and Several Obligations,” (ASU 2013-04). In accordance with ASU 2013-04, an entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for all annual and interim periods in fiscal years beginning after December 15, 2013. However, early adoption is permitted. We have elected not to early adopt in the current fiscal year and do not expect ASU 2013-04, once adopted, to have a material impact on our financial position or results of operations.

There were no new accounting standards that had a material impact on our Condensed Consolidated Financial Statements during the period ended May 4, 2013 and there were no new accounting standards or pronouncements that were issued but not yet effective as of May 4, 2013 that we expect to have a material impact upon becoming effective.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities. The Term Loan Facility interest is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At May 4, 2013, we had $474.5 million principal amount of fixed-rate debt and $863.6 million of floating-rate debt. Based on $863.6 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.6 million per year, resulting in $8.6 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at May 4, 2013	Additional Interest Expense Q2 2013	Additional Interest Expense Q3 2013	Additional Interest Expense Q4 2013	Additional Interest Expense Q1 2014
Term Loan	863,572	2,160	2,155	2,151	2,146

	$863,572	$2,160	$2,155	$2,151	$2,146

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $863.6 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of May 4, 2013, for a full fiscal year, then our maximum interest rate exposure would be $13.1 million assuming constant borrowing levels of $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million. As of May 4, 2013, the borrowing rate related to our Term Loan Facility was 5.5%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 4, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 4, 2013.

During the three months ended May 4, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Like many retailers, we have been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2012 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

4.1 (1)	Indenture, dated February 20, 2013, among Burlington Holdings, LLC, Burlington Holdings Finance, Inc. and Wilmington Trust, National Association.

4.2 (1)	Form of 9.00%/9.75% Senior Notes due 2018 (included in Exhibit 4.1).

Exhibit	Description

10.1 (1)	Amended and Restated Advisory Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc., Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.

10.2 (1)	Termination Agreement, dated as of February 14, 2013, by and among Burlington Coat Factory Holdings, Inc., Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC.

10.3 (1)	Stockholders Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc. and the investors and managers from time to time party thereto.

10.4 (2)	Amendment No. 2, dated February 15, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.5 (3)	Amendment No. 3, dated May 17, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.6	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated May 1, 2013).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to our Annual Report on Form 10-K filed on April 26, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2013.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/S/ THOMAS A. KINGSBURY
Thomas A. Kingsbury
President & Chief Executive Officer

/S/ TODD WEYHRICH
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: June 18, 2013

INDEX TO EXHIBITS

Exhibit	Description

10.6	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated May 1, 2013).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase