Form 10-Q/A
period 2013-05-04
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2013-06-20
CIK 1368775, 718916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Burlington Coat Factory Investments Holdings, Inc. for the period ended May 4, 2013, as filed with the Securities and Exchange Commission on June 18, 2013 (the “Form 10-Q”), is being filed solely to correct typographical errors under Part 1, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Specifically, in the description of our $1 Billion Senior Secured Term Loan Facility in Item 2, we have (A) corrected (i) the amount (approximately $1 million instead of approximately $14 million) we expect to recognize as a loss on the extinguishment of debt in connection with the Third Amendment to our Term Loan Credit Agreement (the “Third Amendment”) which will be recorded in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013, and (ii) the estimated fees (approximately $2 million instead of approximately $1 million) related to the Third Amendment we expect to be recorded in the line item “Costs Related to Debt Amendment” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013; and (B) added a new last sentence to the final paragraph of such description to disclose that we do not believe that the Third Amendment will have a material effect on our financial statements. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q on June 18, 2013.

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

(b)	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer—a brand-conscious fashion enthusiast, aged 25-49—by improving our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel and accessories to capture incremental sales from our core female customer and become a destination for her across all categories. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

(c)	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our improved customer experience, in conjunction with more consistent in-store execution, has contributed to a significant increase in overall customer satisfaction scores over the last two years. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

(d)	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

(e)	Enhancing Existing Categories and Introduce New Ones. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and home décor, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as pet related merchandise.

II.	Expanding and Enhancing Our Retail Store Base

(a)	Adhere to an Opportunistic yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically, rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 20 to 25 new stores annually and continue to do so for the foreseeable future.

(b)	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores have positive EBITDA for Fiscal 2012. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

(c)	Enhancing the Store Experience through Store Refreshes and Remodels. Approximately 64% of our stores are new or have been refreshed, remodeled or relocated since 2006. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

III.	Enhancing Operating Margins: We intend to increase our operating margins through the following initiatives:

(a)	Improving Inventory Management. We continue to improve inventory freshness by focusing on receipt flows by month, optimizing our markdowns, and actively reducing the inventory that has been on the selling floor more than 60 days. In addition, we plan to continue to reduce comparable store inventories which we believe will result in continued faster inventory turnover and reduced markdowns.

(b)	Optimizing Logistics and Distribution. We believe executing the strategy to support more in-season and opportunistic buying as well as measured expansion of pack and hold initiatives will assist in maximizing sales and total margin dollars.

(c)	Driving Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations through better people, processes and systems.

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

As a result of this transaction, mandatory quarterly payments of $2.2 million will be payable as of the last day of each quarter beginning with the quarter ended August 3, 2013. These payments have been recorded by in our Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt.” We expect to recognize a loss on the extinguishment of debt of approximately $1 million, which will be recorded in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013. In addition, estimated fees of approximately $2 million are expected to be recorded in the line item “Costs Related to Debt Amendment” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013. Accordingly, we do not believe that this transaction will have a material effect on our financial statements.

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

PART II—OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

4.1 (1)	Indenture, dated February 20, 2013, among Burlington Holdings, LLC, Burlington Holdings Finance, Inc. and Wilmington Trust, National Association.

4.2 (1)	Form of 9.00%/9.75% Senior Notes due 2018 (included in Exhibit 4.1).

Exhibit	Description

10.1 (1)	Amended and Restated Advisory Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc., Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.

10.2 (1)	Termination Agreement, dated as of February 14, 2013, by and among Burlington Coat Factory Holdings, Inc., Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC.

10.3 (1)	Stockholders Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc. and the investors and managers from time to time party thereto.

10.4 (2)	Amendment No. 2, dated February 15, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.5 (3)	Amendment No. 3, dated May 17, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.6 (4)	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated May 1, 2013).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to our Annual Report on Form 10-K filed on April 26, 2013.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2013.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/S/ THOMAS A. KINGSBURY
Thomas A. Kingsbury President & Chief Executive Officer

/S/ TODD WEYHRICH
Todd Weyhrich Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: June 20, 2013

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.