Form 10-Q
period 2013-08-03
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2013-09-19
CIK 1368775, 718916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

As of September 19, 2013, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, LLC, the registrant’s parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,556	$43,336	$31,670
Restricted Cash and Cash Equivalents	34,800	34,800	34,800
Accounts Receivable, Net of Allowances for Doubtful Accounts	41,640	41,734	31,389
Merchandise Inventories	748,308	680,190	636,848
Deferred Tax Assets	12,411	6,133	21,190
Prepaid and Other Current Assets	74,360	66,052	47,026
Prepaid Income Taxes	8,530	7,218	32,628
Assets Held for Sale	—	191	—

Total Current Assets	950,605	879,654	835,551
Property and Equipment—Net of Accumulated Depreciation	882,190	878,305	868,030
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	306,315	322,081	345,555
Goodwill	47,064	47,064	47,064
Other Assets	121,901	112,978	109,685

Total Assets	$2,546,075	$2,478,082	$2,443,885

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$555,593	$500,406	$446,957
Other Current Liabilities	255,790	238,865	236,212
Current Maturities of Long Term Debt	9,663	784	3,122

Total Current Liabilities	821,046	740,055	686,291
Long Term Debt	1,341,020	1,335,532	1,421,169
Other Liabilities	236,708	229,425	214,479
Deferred Tax Liabilities	247,065	253,339	265,651
Commitments and Contingencies (Notes 3, 4, 10 and 11)
Stockholder’s Deficit:
Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding)	—	—	—
Capital in Excess of Par Value	480,302	479,572	476,633
Accumulated Deficit	(580,066)	(559,841)	(620,338)

Total Stockholder’s Deficit	(99,764)	(80,269)	(143,705)

Total Liabilities and Stockholder’s Deficit	$2,546,075	$2,478,082	$2,443,885

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Six Months Ended		Three Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
REVENUES:
Net Sales	$2,028,724	$1,846,603	$963,711	$864,181
Other Revenue	15,745	15,093	7,769	7,559

Total Revenue	2,044,469	1,861,696	971,480	871,740
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,267,973	1,163,434	600,320	543,549
Selling and Administrative Expenses	654,461	610,233	326,757	303,096
Costs Related to Debt Amendments	11,457	3,094	2,603	3,094
Stock Option Modification Expense	7,263	—	7,263	—
Restructuring and Separation Costs (Note 4)	2,179	1,806	554	328
Depreciation and Amortization	85,239	79,903	41,247	39,979
Impairment Charges – Long-Lived Assets	139	78	88	66
Other Income, Net	(4,605)	(4,415)	(2,059)	(2,113)
Loss on Extinguishment of Debt	617	3,413	617	3,413
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	51,140	57,108	24,551	27,629

Total Costs and Expenses	2,075,863	1,914,654	1,001,941	919,041
Loss Before Income Tax Benefit	(31,394)	(52,958)	(30,461)	(47,301)
Income Tax Provision	(11,169)	(17,761)	(10,938)	(16,044)

Net Loss	$(20,225)	$(35,197)	$(19,523)	$(31,257)

Total Comprehensive Loss	$(20,225)	$(35,197)	$(19,523)	$(31,257)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	August 3, 2013	July 28, 2012
OPERATING ACTIVITIES
Net Loss	$(20,225)	$(35,197)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	85,239	79,903
Impairment Charges – Long-Lived Assets	139	78
Amortization of Debt Issuance Costs	3,467	2,724
Accretion of Senior Notes	912	765
Interest Rate Cap Agreement—Adjustment to Market	55	(66)
Provision for Losses on Accounts Receivable	103	66
Deferred Income Tax Benefit	(12,551)	(9,430)
(Gain) Loss of Retirement of Fixed Assets	(57)	139
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	466	3,413
Excess Tax Benefit from Stock Based Compensation	—	(232)
Non-Cash Stock Based Compensation Expense	5,685	1,403
Non-Cash Rent Expense	(6,330)	(4,770)
Changes in Assets and Liabilities:
Accounts Receivable	(3,243)	(2,349)
Merchandise Inventories	(68,118)	45,413
Prepaid and Other Current Assets	(9,619)	(18,274)
Accounts Payable	55,187	170,672
Other Current Liabilities and Income Tax Payable	7,834	7,879
Deferred Rent Incentives	18,079	17,706
Other Long Term Assets and Long Term Liabilities	560	(9,249)

Net Cash Provided by Operating Activities	57,583	250,594
INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(67,999)	(62,006)
Proceeds (Expenses) From Sale of Property and Equipment and Assets Held for Sale	393	634
Lease Acquisition Costs	—	(430)

Net Cash Used in Investing Activities	(67,606)	(61,802)
FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	339,000	180,800
Proceeds from Long Term Debt – Term Loan	—	116,913
Principal Payments on Long Term Debt – ABL Line of Credit	(324,000)	(352,600)
Principal Payments on Long Term Debt –	(453)	(340)
Principal Payments on Long Term Debt – Term Loan	(2,178)	(135,749)
Payment of Dividends	(4,955)	(1,711)
Stock Option Exercise and Related Tax Benefits	—	661
Debt Issuance Costs	(10,171)	(760)

Net Cash Used in Financing Activities	(2,757)	(192,786)
Decrease in Cash and Cash Equivalents	(12,780)	(3,994)
Cash and Cash Equivalents at Beginning of Period	43,336	35,664

Cash and Cash Equivalents at End of Period	$30,556	$31,670

Supplemental Disclosure of Cash Flow Information
Interest Paid	$48,053	$54,236

Net Income Tax Payments	$1,632	$2,720

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$21,861	$21,444

Acquisition of Capital Lease	$887	$—

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 3, 2013

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (Fiscal 2012 10-K). The balance sheet at February 2, 2013 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2012 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended August 3, 2013 are not necessarily indicative of results for the fiscal year ending February 1, 2014 (Fiscal 2013).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2012 10-K.

On February 28, 2013, the FASB issued Account Standards Update No. 2013-04, “Joint and Several Obligations,” (ASU 2013-04). In accordance with ASU 2013-04, an entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Required disclosures include a description of the joint and several arrangements and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 is effective for all annual and interim periods in fiscal years beginning after December 15, 2013. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect ASU 2013-04, once adopted, to have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the six-month period ended August 3, 2013 and there were no new accounting standards or pronouncements that were issued but not yet effective as of August 3, 2013 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholder’s Deficit

Activity for the three and six month periods ended August 3, 2013 and July 28, 2012 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at February 2, 2013	$—	$479,572	$(559,841)	$(80,269)
Net Loss	—	—	(20,225)	(20,225)
Stock Based Compensation	—	5,685	—	5,685
Dividends(a)	—	(4,955)	—	(4,955)

Balance at August 3, 2013	$—	$480,302	$(580,066)	$(99,764)

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 28, 2012	$—	$474,569	$(585,514)	$(110,945)
Net Loss	—	—	(35,197)	(35,197)
Stock Options Exercised and Related Tax Benefits (b)		661	—	661
Stock Based Compensation	—	1,403	—	1,403
Dividends (a)	—	—	373	373

Balance at July 28, 2012	—	476,633	(620,338)	(143,705)

(a)	Represents dividends paid to the Issuers in order to pay fees in connection with the issuance of the 2018 Notes (each capitalized term is defined in Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt”).
(b)	Stock options exercised were contributed by Burlington Stores, Inc (f/k/a Burlington Holdings, Inc.) (Parent).

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	August 3 2013	February 2, 2013	July 28, 2012
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.3%) plus 4.3%, matures on February 23, 2017.	$862,018	$863,084	$932,431
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2013 to February 15, 2019.	450,000	450,000	450,000
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016.	15,000	—	18,200
Capital Lease Obligations	23,665	23,232	23,660

Total debt	1,350,683	1,336,316	1,424,291
Less: current maturities	(9,663)	(784)	(3,122)

Long-term debt, net of current maturities	$1,341,020	$1,335,532	$1,421,169

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

On February 15, 2013, BCFWC entered into Amendment No. 2 (Second Amendment) to the credit agreement governing its $1,000.0 million Senior Secured Term Loan Facility (Term Loan Credit Agreement). The Second Amendment creates a restricted payments basket of $25 million and permits the Company to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the 10% Senior Notes due 2019 (the 2019 Notes)) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with the Second Amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees were included in the line item “Costs Related to Debt Amendment” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On May 17, 2013, BCFWC entered into Amendment No. 3 (Third Amendment) to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to the Senior Secured Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if BCFWC’s consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans (the Term B-1 Loans) with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans).

The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Third Amendment.

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million are payable as of the last day of each quarter beginning with the quarter ended August 3, 2013. Mandatory quarterly payments for the next 12 months have been recorded in our Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt.” In accordance with Topic 470, we recognized a loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013. In connection with the amendment, the Company paid an $8.7 million prepayment premium which resulted in $8.6 million of that payment being capitalized and included in the line item “Other Assets,” in the Company’s Condensed Consolidated Balance Sheet. In addition, third party fees of $2.6 million were recorded in the line item “Costs Related to Debt Amendment” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013.

The Term Loan Credit Agreement contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Covenant EBITDA (as defined in the Term Loan Credit Agreement) for the trailing twelve months, and such ratios may not exceed 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Covenant EBITDA for the trailing twelve months, and such ratios must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. The consolidated leverage ratio and interest coverage ratio as of August 3, 2013 were 3.5 and 3.9, respectively.

Covenant EBITDA is a non-GAAP financial measure of our liquidity. Covenant EBITDA starts with consolidated net income/loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income/loss, (ii) the provision/benefit for taxes, (iii) interest expense, net, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Covenant EBITDA is used to calculate the consolidated leverage ratio and the interest coverage ratio. Covenant EBITDA provides management, including the Company’s chief operating decision maker, with helpful information with respect to its operations such as its ability to meet its future debt service, fund its capital expenditures and working capital requirements, and comply with various covenants in each indenture governing its outstanding notes and the credit agreements governing its senior secured credit facilities which are material to its financial condition and financial statements.

The interest rates for the Senior Secured Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Senior Secured Term Loan Facility was 4.3% as of August 3, 2013.

In conjunction with the Second Amendment, on February 20, 2013, Burlington Holdings, LLC (Indirect Parent), the indirect parent company of Holdings, and Burlington Holdings Finance, Inc., the wholly-owned subsidiary of Indirect Parent (collectively the Issuers), completed the offering of $350 million aggregate principal amount of Senior Notes due 2018 (2018 Notes) at an issue price of 98.00%. The 2018 Notes are senior unsecured obligations of the Issuers, and the Issuers are not obligors or guarantors under BCFWC’s existing senior secured credit facilities or indenture. As none of the Issuers’ subsidiaries are obligors or guarantors under the 2018 Notes, the debt is recorded on the Issuers’ financial statements only and is not included in the Company’s financial statements.

Interest is payable on the 2018 Notes on each February 15 and August 15, commencing August 15, 2013. The first interest payment on the 2018 Notes was required to be and was paid in cash. For each interest period thereafter, the Issuers will be required to pay interest on the 2018 Notes entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the 2018 Notes, interest on the 2018 Notes by increasing the principal amount of the 2018 Notes or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest on the 2018 Notes will accrue at the rate of 9.00% per annum. PIK interest on the 2018 Notes will accrue at the rate of 9.75% per annum. The Company intends to pay Indirect Parent a semiannual dividend in order for Indirect Parent to make semiannual cash interest payments.

In February 2013, the Issuers used the net proceeds from the offering of the 2018 Notes to pay a special cash dividend of $336.0 million, in the aggregate, to Parent, which in turn distributed the proceeds to its stockholders. BCFWC paid a dividend to the Issuers of $5.0 million in order to pay certain fees in connection with the issuance of the 2018 Notes, inclusive of a $3.5 million fee to Bain Capital for various consulting and advisory services.

ABL Line of Credit

At August 3, 2013, the Company had $447.5 million available under the ABL Line of Credit and $15.0 million of outstanding borrowings. The maximum borrowings under the facility during the three and six month periods ended August 3, 2013 amounted to $75.0 million and $125.0 million. Average borrowings during the three and six month periods ended August 3, 2013 amounted to $22.4 million and $23.4 million, at an average interest rate of 2.4% and 2.2%. There was no outstanding balance under the ABL Line of Credit at February 2, 2013.

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

The Senior Secured Term Loan Facility, ABL Line of Credit and the 2019 Notes are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment. The Senior Secured Term Loan Facility is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

As of August 3, 2013, the Company was in compliance with all of its debt covenants. The credit agreements governing the ABL Line of Credit and the Senior Secured Term Loan Facility, as well as the indenture governing the 2019 Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $31.3 million, $24.9 million and $27.5 million in deferred financing fees, net of accumulated amortization, as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing fees amounted to $1.9 million and $3.5 million for the three and six month periods ended August 3, 2013 and $1.3 and $2.7 million for the three and six months ended July 28, 2012, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the six months ended August 3, 2013, the Company incurred new deferred financing fees of $1.6 million and $8.6 million as a result of the Second Amendment and the Third Amendment, respectively, and wrote off $0.3 million deferred financing costs and accumulated amortization related to the Third Amendment.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its field and corporate locations. During the three and six months ended August 3, 2013, severance charges were $0.6 million and $2.2 million, respectively, and were recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. In comparison, severance charges for the three and six months ended July 28, 2012 were $0.3 million and $1.8 million, respectively.

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of August 3, 2013 and July 28, 2012:

	(in thousands)
	February 2, 2013	Charges	Cash Payments	Other	August 3, 2013
Severance – Restructuring	$—	$924	$(676)	$—	$248
Severance – Separation Cost	597	1,255	(952)	—	900

Total	$597	$2,179	$(1,628)	$—	$1,148

	(in thousands)
	January 28, 2012	Charges	Cash Payments	Other	July 28, 2012
Severance – Restructuring	$—	$728	$(728)	$—	$—
Severance – Separation Cost	979	1,078	(1,207)	—	850

Total	$979	$1,806	$(1,935)	$—	$850

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

Financial Assets

The Company’s financial assets as of August 3, 2013 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of August 3, 2013, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	August 3, 2013	February 2, 2013	July 28, 2012
Assets:
Level 1
Cash equivalents (including restricted cash)	$34,998	$34,972	$34,946
Level 2
Interest rate cap agreements (a)	$14	$69	$180
Level 3
Note Receivable (b)	$385	$385	$758

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).
(b)	Included in “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from July 28, 2012 to August 3, 2013 was primarily related to the Company receiving a partial payment in the amount of $0.5 million.

Financial Liabilities

The fair value of the Company’s debt as of August 3, 2013, February 2, 2013 and July 28, 2012 is noted in the table below:

	(in thousands)
	August 3, 2013		February 2, 2013		July 28, 2012
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.3%) plus 4.3%, matures on February 23, 2017.	$862,018	$869,920	$863,084	$874,232	$932,431	$932,431
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2013 to February 15, 2019.	450,000	502,875	450,000	489,938	450,000	475,875
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016. (a)	15,000	15,000	—	—	18,200	18,200

Total debt	$1,327,018	$1,387,795	$1,313,084	$1,364,170	$1,400,631	$1,426,506

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Capital lease obligations are excluded from the table above.

As of August 3, 2013, the fair value of the Company’s debt, exclusive of capital leases, was $1,387.8 million compared to the carrying value of $1,327.0 million. The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since August 3, 2013, and current estimates of fair value may differ from amounts presented herein.

6. Derivative Instruments and Hedging Activities

As of August 3, 2013, February 2, 2013 and July 28, 2012, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. The Company’s senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations. The Company uses interest rate cap agreements, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows. Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap agreements are recorded at a fair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows. The Company’s two interest rate cap agreements each have a notional principal amount of $450 million, a cap rate of 7.0% and terminate on May 31, 2015.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	August 3, 2013		February 2, 2013		July 28, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$14	Other Assets	$69	Other Assets	$180

Liability Derivatives
	August 3, 2013		February 2, 2013		July 28, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

(Gain) or Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of Loss (Gain) Recognized in Comprehensive Loss related to Derivatives	Amount of Loss (Gain) Recognized in Comprehensive Loss related to Derivatives
		Six Months Ended		Three Months Ended
		August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Interest Rate Cap Agreements	Interest Expense	$55	$(66)	$(5)	$66

7. Income Taxes

	August 3, 2013	February 2, 2013	July 28, 2012
Current Deferred Tax Asset	$12,411	$6,133	$21,190
Non-Current Deferred Tax Liability	247,065	253,339	265,651

Net Deferred Tax Liability	$234,654	$247,206	$244,461

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily related to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of August 3, 2013, the Company’s best estimate of its annual effective income tax rate was 37.8% (before discrete items). For the six months ending July 28, 2012, the Company’s best estimate of its annual effective income tax rate was 38.2% (before discrete items).

As of August 3, 2013, February 2, 2013 and July 28, 2012, valuation allowances amounted to $5.8 million, $5.8 million and $6.1 million, respectively, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2012.

In addition, management also determined that a full valuation allowance of $2.3 million and $2.0 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of August 3, 2013 and February 2, 2013, respectively.

8. Stock Option and Award Plans and Stock-Based Compensation

On May 1, 2013, the Board of Directors of Parent approved Parent’s assumption and adoption of the 2006 Management Incentive Plan (the Plan) that was previously sponsored by Burlington Coat Factory Holdings, LLC. Board of Directors adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Grants made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock. As of August 3, 2013, there were 920,478 units reserved under the Plan consisting of 8,284,302 shares of Parent’s Class A common stock and 920,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three and six months ended August 3, 2013 amounted to $5.2 million and $5.7 million, respectively as compared to $0.6 million and $1.4 million for the three and six months ended July 28, 2012, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended		Six Months Ended
Type of Non-Cash Stock Compensation	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock Option Modification (a)	$3,452	$—	$3,452	$—
Stock Option Grants (b)	1,702	550	2,192	917
Restricted Stock Issuances(b)	21	62	41	486

Total (c )	$5,175	$612	$5,685	$1,403

(a)	Represents non-cash compensation related to the modification of outstanding stock options during the three months ended August 3, 2013 which is included in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(b)	Included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
(c)	For the three and six months ended August 3, 2013, the tax benefit related to the Company’s non-cash stock compensation was $1.9 million and $2.1 million, respectively. For the three and six months ended July 28, 2012, the tax benefit related to the Company’s non-cash stock compensation was $0.2 million and $0.5 million, respectively

Stock Options

The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the six month period ended August 3, 2013 were all service-based awards and were granted at exercise prices of $50.00 per unit. Options granted during the six months ended July 28, 2012 were all service-based awards and were granted at exercise prices of $65.00 and $120.00 per unit (subsequently modified in connection with the issuance of the 2018 Notes, as described below).

During the six months ended August 3, 2013, the Company made a special one-time grant to certain members of its management team which resulted in 145,000 options being granted. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remain outstanding and unvested as of the date of the one-time grant. All other service-based awards granted during the six month periods ended August 3, 2013 and July 28, 2012 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

In May 2013, in order to mitigate the impact of the dividend on the option holders in connection with the issuance of our 2018 Notes and the related $336.0 million dividend in February 2013, our Board of Directors approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. The reduction of the exercise prices of each outstanding option was as follows:

•	From $30.60 per unit to $8.71 – $18.15 per unit

•	From $50.00 per unit to $8.71 per unit

•	From $65.00 per unit to $8.71 - $10.35 per unit

•	From $120.00 per unit to $34.83 - $55.18 per unit, and

•	From $120.60 per unit to $34.83 - $55.78 per unit.

The modifications, which result in either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification expense, which contemplates the fair value of awards both immediately before and after the modification will result in a total of $16.8 million of incremental compensation expense, and will be recorded over the remaining vesting periods. The $16.8 million is comprised of $11.3 million, which is non-cash, and $5.5 million, which will be paid in cash. During the three months ended August 3, 2013, based on vesting of the options as of the end of the quarter, the Company recorded compensation expense of $7.2 million, of which $3.7 million is payable in cash, in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

With the exception of the special one-time grants made during the six months ended August 3, 2013, all options awarded pursuant to the Plan become exercisable upon a change of control. Unless determined otherwise by the plan administrator and except as otherwise set forth in the option holders’ stock agreement, upon cessation of employment, (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of August 3, 2013, the Company had 429,935 options outstanding to purchase units, all of which are service-based awards and there was approximately $17.4 million of unearned non-cash stock-based option compensation that the Company expected to recognize as expense over a weighted average period of 3.8 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of August 3, 2013, 18.3% of outstanding options to purchase units had vested.

Stock option transactions during the six month period ended August 3, 2013 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding February 2, 2013	424,231	$76.56
Options Granted	166,500	50.00
Options Forfeited	(56,402)	78.48
Options Exercised (a)	(104,394)	21.53

Options Outstanding August 3, 2013	429,935	$32.01

(a)	Options exercised during the six months ended August 3, 2013 had a total intrinsic value of $8.2 million and represent shares of Parent.

Non-vested stock option unit transactions during the six months ended August 3, 2013 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, February 2, 2013	255,457	$33.70
Granted	166,500	62.01
Vested	(48,356)	32.92
Forfeited	(22,263)	33.52

Non-Vested Options Outstanding, August 3, 2013	351,338	$48.20

The following table summarizes information about the exercise price and weighted average remaining contractual life of options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of August 3, 2013:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At August 3, 2013	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At August 3, 2013	Weighted Average Remaining Contractual Life (Years)
$8.71 - $10.35	174,628	7.0	43,188	5.9
$18.15	1,334	4.1	—	—
$34.83	54,115	6.5	19,519	5.2
$50.00 - $65.00	199,858	9.3	15,890	5.3

	429,935		78,597

The following table summarizes information about the exercise prices and weighted average remaining contractual life of vested options and options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of August 3, 2013
$8.71 - $10.35	140,969	7.0	$8.81
$18.15	1,067	4.1	$18.15
$34.83	45,144	6.5	$34.83
$50.00 - $65.00	161,153	9.3	$51.04

	348,333

The fair value of each option granted is estimated on the date of grant using the Monte Carlo Simulation option pricing model with the following weighted average assumptions used for grants under the Plan during the six months ended August 3, 2013 and July 28, 2012:

	Six Months Ended August 3, 2013		Six Months Ended July 28, 2012
Risk-Free Interest Rate		1.7%	1.0 – 1.3%
Expected Volatility		36.8%	35.0%
Expected Life (years)		7.4	6.6
Contractual Life (years)		10.0	10.0
Expected Dividend Yield		0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$50.00		$62.01	$27.14
$65.00	$	n/a	$54.51
$120.00	$	n/a	$30.49

9. Other Liabilities

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight-line rent liability and other miscellaneous items. Customer liabilities comprised of gift cards and layaway deposits totaled $29.7 million, $30.0 million and $28.3 million as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $53.7 million, $52.4 million and $47.0 million, as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively. At August 3, 2013, February 2, 2013 and July 28, 2012, the portion of self-insurance reserve expected to be paid in the next twelve months of $21.9 million, $21.2 million and $18.5 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining balances at August 3, 2013, February 2, 2013 and July 28, 2012 of $31.8 million, $31.2 million and $28.5 million, respectively, were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. At August 3, 2013, February 2, 2013 and July 28, 2012, deferred lease incentives were $142.6 million, $138.1 million, and $127.2 million, respectively.

10. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $1.0 million, $0.9 million and $2.9 million as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material effect on the Company’s Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2012 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of August 3, 2013, the Company was committed to 19 new lease agreements for locations at which stores are expected to be opened during the remainder of Fiscal 2013. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $113.0 million, $239.9 million, $220.5 million, $205.3 million, $184.9 million and $673.7 million for the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017, February 3, 2018 and February 2, 2019 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $59.9 million and $44.5 million as of August 3, 2013 and July 28, 2012, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $447.5 million and $390.9 million as of August 3, 2013 and July 28, 2012, respectively. Among these arrangements as of August 3, 2013 and July 28, 2012, the Company had letters of credit in the amount of $31.4 million and $26.8 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $28.5 million and $17.7 million at August 3, 2013 and July 28, 2012, respectively, related to certain merchandising agreements.

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

11. Related Parties

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services. Pursuant to the agreement, Bain Capital is paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. Fees paid to Bain Capital amounted to $1.1 million for both the three month periods ended August 3, 2013 and July 28, 2012, respectively. During the six months ended August 3, 2013 and July 28, 2012, fees paid to Bain Capital amounted to $2.2 million and $2.1 million respectively. These fees are included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Advisory Agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement is terminated early, Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. As of both August 3, 2013 and July 28, 2012, the Company had $0.7 million of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Condensed Consolidated Balance Sheets.

Bain Capital, either directly or through affiliates, has ownership interests in a broad range of companies (Portfolio Companies) with whom the Company may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. The Company believes that none of the Company’s transactions or arrangements with Portfolio Companies is significant enough to be considered material to Bain Capital or to its business.

The brother-in-law of one of the Company’s Executive Vice Presidents is an independent sales representative of one of the Company’s suppliers of merchandise inventory. This relationship predated the commencement of the Executive Vice President’s employment with the Company. The Company has determined that the dollar amount of purchases through such supplier represents an insignificant amount of its inventory purchases.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of August 3, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$26,635	$3,921	$—	$30,556
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	31,207	10,433	—	41,640
Merchandise Inventories	—	—	748,308	—	748,308
Deferred Tax Asset	—	10,486	1,925	—	12,411
Prepaid and Other Current Assets	—	40,599	33,761	—	74,360
Prepaid Income Tax	—	6,292	2,238	—	8,530
Intercompany Receivable	—	—	792,039	(792,039)	—

Total Current Assets	—	150,019	1,592,625	(792,039)	950,605
Property and Equipment—Net of Accumulated Depreciation	—	71,127	811,063	—	882,190
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulation Amortization	—	—	306,315	—	306,315
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,314,210	—	(2,314,210)	—
Other Assets	—	32,503	89,398	—	121,901

Total Assets	$—	$2,852,923	$2,799,401	$(3,106,249)	$2,546,075

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$555,593	$—	$—	$555,593
Other Current Liabilities	—	134,501	121,289	—	255,790
Intercompany Payable	—	792,039	—	(792,039)	—
Current Maturities of Long Term Debt	—	8,710	953	—	9,663

Total Current Liabilities	—	1,490,843	122,242	(792,039)	821,046
Long Term Debt	—	1,318,307	22,713	—	1,341,020
Other Liabilities	—	52,071	184,637	—	236,708
Deferred Tax Liability	—	91,466	155,599	—	247,065
Investment in Subsidiaries	99,764	—	—	(99,764)	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	480,302	480,302	1,063,182	(1,543,484)	480,302
(Accumulated Deficit) Retained Earnings	(580,066)	(580,066)	1,251,028	(670,962)	(580,066)

Total Stockholder’s (Deficit) Equity	(99,764)	(99,764)	2,314,210	(2,214,446)	(99,764)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	$2,852,923	$2,799,401	$(3,106,249)	$2,546,075

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of July 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$4,810	$26,860	$—	$31,670
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	23,931	7,458	—	31,389
Merchandise Inventories	—	—	636,848	—	636,848
Deferred Tax Assets	—	11,761	9,429	—	21,190
Prepaid and Other Current Assets	—	17,802	29,224	—	47,026
Prepaid Income Taxes	—	30,548	2,080	—	32,628
Intercompany Receivable		—	625,998	(625,998)	—

Total Current Assets	—	123,652	1,337,897	(625,998)	835,551
Property and Equipment—Net of Accumulated Depreciation	—	77,119	790,911	—	868,030
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulated Amortization	—	—	345,555	—	345,555
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,073,574	—	(2,073,574)	—
Other Assets	—	27,922	81,763	—	109,685

Total Assets	$—	$2,587,331	$2,556,126	$(2,699,572)	$2,443,885

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$446,957	$—	$—	$446,957
Other Current Liabilities	—	126,060	110,152	—	236,212
Intercompany Payable		625,998	—	(625,998)	—
Current Maturities of Long Term Debt	—	2,376	746	—	3,122

Total Current Liabilities	—	1,201,391	110,898	(625,998)	686,291
Long Term Debt	—	1,398,255	22,914	—	1,421,169
Other Liabilities	—	46,942	167,537	—	214,479
Deferred Tax Liability	—	84,448	181,203	—	265,651
Investment in Subsidiaries	143,705	—	—	(143,705)	—
Commitments and Contingencies
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	476,633	476,633	1,063,182	(1,539,815)	476,633
(Accumulated Deficit) Retained Earnings	(620,338)	(620,338)	1,010,392	(390,054)	(620,338)

Total Stockholder’s (Deficit) Equity	(143,705)	(143,705)	2,073,574	(1,929,869)	(143,705)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,587,331	$2,556,126	$(2,699,572)	$2,443,885

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Six Months Ended August 3, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$2,028,724	$—	$2,028,724
Other Revenue	—	38	15,707	—	15,745

Total Revenue	—	38	2,044,431	—	2,044,469
COSTS AND EXPENSES:
Cost of Sales	—	—	1,267,973	—	1,267,973
Selling and Administrative Expenses	—	106,259	548,202	—	654,461
Costs Related to Debt Amendment	—	11,457	—	—	11,457
Stock Option Modification Expense	—	7,263	—	—	7,263
Restructuring and Separation Costs	—	2,179	—	—	2,179
Depreciation and Amortization	—	12,572	72,667	—	85,239
Impairment Charges – Long-Lived Assets	—	68	71	—	139
Other Income, Net	—	(2,221)	(2,384)	—	(4,605)
Los on Extinguishment of Debt	—	617	—	—	617
Interest Expense	—	50,121	1,019	—	51,140
Loss (Earnings) from Equity Investment	20,225	(95,070)	—	74,845	—

Total Costs and Expenses	20,225	93,245	1,887,548	74,845	2,075,863
(Loss) Income Before (Benefit) Provision for Income Taxes	(20,225)	(93,207)	156,883	(74,845)	(31,394)
(Benefit) Provision for Income Taxes	—	(72,982)	61,813	—	(11,169)

Net (Loss) Income	$(20,225)	$(20,225)	$95,070	$(74,845)	$(20,225)

Total Comprehensive (Loss) Income	$(20,225)	$(20,225)	$95,070	$(74,845)	$(20,225)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Three Months Ended August 3, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$963,711	$—	$963,711
Other Revenue	—	(18)	7,787	—	7,769

Total Revenue	—	(18)	971,498	—	971,480
COSTS AND EXPENSES:
Cost of Sales	—	—	600,320	—	600,320
Selling and Administrative Expenses	—	58,949	267,808	—	326,757
Costs Related to Debt Amendment	—	2,603	—	—	2,603
Stock Option Modification Expense	—	7,263	—	—	7,263
Restructuring and Separation Costs	—	647	(93)	—	554
Depreciation and Amortization	—	6,303	34,944	—	41,247
Impairment Charges – Long-Lived Assets	—	68	20	—	88
Other Income, Net	—	(903)	(1,156)	—	(2,059)
Loss on Extinguishment of Debt	—	617	—	—	617
Interest Expense	—	24,064	487	—	24,551
Loss (Earnings) from Equity Investment	19,523	(41,415)	—	21,892	—

Total Costs and Expenses	19,523	58,196	902,330	21,892	1,001,941
(Loss) Income Before (Benefit) Provision for Income Taxes	(19,523)	(58,214)	69,168	(21,892)	(30,461)
(Benefit) Provision for Income Taxes	—	(38,691)	27,753	—	(10,938)

Net (Loss) Income	$(19,523)	$(19,523)	$41,415	$(21,892)	$(19,523)

Total Comprehensive (Loss) Income	$(19,523)	$(19,523)	$41,415	$(21,892)	$(19,523)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Six Months Ended July 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$1,846,603	$—	$1,846,603
Other Revenue	—	78	15,015	—	15,093

Total Revenue	—	78	1,861,618	—	1,861,696
COSTS AND EXPENSES:
Cost of Sales	—	—	1,163,434	—	1,163,434
Selling and Administrative Expenses	—	94,946	515,287	—	610,233
Costs Related to Debt Amendment	—	3,094	—	—	3,094
Restructuring and Separation Costs	—	1,370	436	—	1,806
Depreciation and Amortization	—	13,236	66,667	—	79,903
Impairment Charges – Long-Lived Assets	—	—	78	—	78
Other Income, Net	—	(2,080)	(2,335)	—	(4,415)
Loss on Extinguishment of Debt		3,413	—	—	3,413
Interest Expense	—	56,081	1,027	—	57,108
Loss (Earnings) from Equity Investment	35,197	(77,777)	—	42,580	—

Total Costs and Expenses	35,197	92,283	1,744,594	42,580	1,914,654
(Loss) Income Before (Benefit) Provision for Income Taxes	(35,197)	(92,205)	117,024	(42,580)	(52,958)
(Benefit) Provision for Income Taxes	—	(57,008)	39,247	—	(17,761)

Net (Loss) Income	$(35,197)	$(35,197)	$77,777	$(42,580)	$(35,197)

Total Comprehensive (Loss) Income	$(35,197)	$(35,197)	$77,777	$(42,580)	$(35,197)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended July 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$864,181	$—	$864,181
Other Revenue	—	47	7,512	—	7,559

Total Revenue	—	47	871,693	—	871,740
COSTS AND EXPENSES:
Cost of Sales	—	—	543,549	—	543,549
Selling and Administrative Expenses	—	47,434	255,662	—	303,096
Costs Related to Debt Amendments	—	3,094	—	—	3,094
Restructuring and Separation Costs	—	106	222	—	328
Depreciation and Amortization	—	6,835	33,144	—	39,979
Impairment Charges – Long-Lived Assets	—	—	66	—	66
Other Income, Net	—	(816)	(1,297)	—	(2,113)
Loss on Extinguishment of Debt		3,413	—	—	3,413
Interest Expense	—	27,124	505	—	27,629
Loss (Earnings) from Equity Investment	31,257	(24,021)	—	(7,236)	—

Total Costs and Expenses	31,257	63,169	831,851	(7,236)	919,041
(Loss) Income Before (Benefit) Provision for Income Taxes	(31,257)	(63,122)	39,842	7,236	(47,301)
(Benefit) Provision for Income Taxes	—	(31,865)	15,821	—	(16,044)

Net (Loss) Income	$(31,257)	$(31,257)	$24,021	$7,236	$(31,257)

Total Comprehensive (Loss) Income	$(31,257)	$(31,257)	$24,021	$7,236	$(31,257)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Six Months Ended August 3, 2013
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash (Used in) Provided by Operating Activities	$—	$(38,963)	$96,546	$—	$57,583
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(16,391)	(51,608)	—	(67,999)
Proceeds Received from Sale of Fixed Assets	—	—	393	—	393

Net Cash Used in Investing Activities	—	(16,391)	(51,215)	—	(67,606)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	339,000	—	—	339,000
Principal Payments on Long Term Debt – ABL Line of Credit	—	(324,000)	—	—	(324,000)
Principal Payments on Long Term Debt	—	—	(453)	—	(453)
Principal Payments on Long Term Debt – Term Loan	—	(2,178)	—	—	(2,178)
Payment of Dividends	(4,955)	(4,955)	—	4,955	(4,955)
Receipt of Dividends	4,955	—	—	(4,955)	—
Debt Issuance Cost	—	(10,171)	—	—	(10,171)
Intercompany Borrowings (Payments)	—	44,634	(44,634)	—	—

Net Cash Provided by (Used In) Financing Activities	—	42,330	(45,087)	—	(2,757)
(Decrease) Increase in Cash and Cash Equivalents	—	(13,024)	244	—	(12,780)
Cash and Cash Equivalents at Beginning of Period	—	39,658	3,678	—	43,336

Cash and Cash Equivalents at End of Period	$—	$26,634	$3,922	$—	$30,556

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Six Months Ended July 28, 2012
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$46,030	$204,564	$—	$250,594
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(15,039)	(46,967)	—	(62,006)
Proceeds Received from Sale of Fixed Assets	—	—	634	—	634
Lease Rights Acquired	—	—	(430)	—	(430)

Net Cash Used in Investing Activities	—	(15,039)	(46,763)	—	(61,802)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	180,800	—	—	180,800
Proceeds from Long Term Debt – Term Loan	—	116,913	—	—	116,913
Principal Payments on Long Term Debt – ABL Line of Credit	—	(352,600)	—	—	(352,600)
Principal Payments on Long Term Debt	—	—	(340)	—	(340)
Principal Payments on Long Term Debt – Term Loan	—	(135,749)	—	—	(135,749)
Debt Issuance Cost	—	(760)	—	—	(760)
Stock Option Exercise and Related Tax Benefits	—	661	—	—	661
Intercompany Borrowings (Payments)	—	154,743	(154,743)		—
Payment of Dividends	(1,711)	(1,711)	—	1,711	(1,711)
Receipt of Dividends	1,711	—	—	(1,711)	—

Net Cash Used In Financing Activities	—	(37,703)	(155,083)	—	(192,786)
(Decrease) Increase in Cash and Cash Equivalents	—	(6,712)	2,718	—	(3,994)
Cash and Cash Equivalents at Beginning of Period	—	11,522	24,142	—	35,664

Cash and Cash Equivalents at End of Period	$—	$4,810	$26,860	$—	$31,670

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

Overview

Three Month Period Ended August 3, 2013 Compared with the Three Month Period ended July 28, 2012

Consolidated net sales increased $99.5 million, or 11.5%, to $963.7 million during the Fiscal 2013 second quarter from $864.2 million during the comparative period. This increase was primarily attributable to a $68.1 million, or 7.8%, increase in comparable store sales and a $32.9 million increase in sales related to new stores and stores previously opened that are not included in our comparable store sales. As a result of the 53rd week in Fiscal 2012, our comparative store sales have been calculated on a shifted basis by comparing comparable store sales for the 13 weeks ended August 3, 2013 to comparative store sales for the 13 weeks ended August 4, 2012. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2013” and “Three Month Period Ended August 3, 2013 compared with the Three Month Period Ended July 28, 2012” for further explanation).

Cost of sales as a percentage of net sales decreased to 62.3% during the Fiscal 2013 second quarter compared with 62.9% during the comparative period. The decrease in cost of sales as a percentage of net sales was primarily driven by higher initial markups as a result of the improved execution of our buying model and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012, partially offset by increased markdown expense.

Cost of sales increased $56.8 million, or 10.4%, during the Fiscal 2013 second quarter compared with the second quarter of Fiscal 2012. The dollar increase in cost of sales was primarily related to sales from 20 net new stores that were opened since July 28, 2012 as well as our 7.8% comparable store sales increase.

Selling and administrative expenses as a percentage of sales decreased to 33.9% during the second quarter of Fiscal 2013 from 35.1% during the comparative period. The improvement in selling and administrative expenses as a percentage of net sales was primarily related to efficiencies realized in store operations as a result of our ongoing store initiatives (refer to the section below entitled “Ongoing Initiatives for Fiscal 2013”), and the leveraging of our 7.8% comparative store sales during the quarter.

Total selling and administrative expenses increased $23.7 million, or 7.8%, during the second quarter of Fiscal 2013 compared with the second quarter of Fiscal 2012, primarily related to new stores and stores that were not operating for the full three months ended July 28, 2012 but did operate for the full three months ended August 3, 2013.

Adjusted EBITDA and Adjusted Net Income (Loss) (as defined below under the caption “Key Performance Measures”) are non-GAAP financial measures of our performance. During the second quarter of Fiscal 2013, Adjusted EBITDA increased $19.0 million, or 68.1%, to $46.9 and Adjusted Net Loss improved $13.9 million to an $8.0 million loss. Both improvements were as a result of increased gross margin, partially offset by increased selling and administrative expenses as discussed above.

We recorded a net loss of $19.5 million during the second quarter of Fiscal 2013 compared with a net loss of $31.3 million during the comparative period. The improvement in our net loss position was primarily driven by increased gross margin dollars partially offset by increased selling and administrative costs as discussed above (refer to the section below entitled “Three Month Period Ended August 3, 2013 compared with the Three Month Period Ended July 28, 2012” for further explanation).

Six Month Period Ended August 3, 2013 Compared with the Six Month Period ended July 28, 2012

Consolidated net sales increased $182.1 million, or 9.9%, to $2,028.7 million for the first six months of Fiscal 2013 from $1,846.6 million during the comparative period last year. This increase was primarily attributable to an increase in comparative store sales of $101.5 million, or 5.5%, and sales related to new stores and stores previously opened that are not included in our comparable store sales of $77.5 million. As a result of the 53rd week in Fiscal 2012, our comparative store sales have been calculated on a shifted basis by comparing comparable store sales for the 26 weeks ended August 3, 2013 to comparative store sales for the 26 weeks ended August 4, 2012. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2013” and “Six Month Period Ended August 3, 2013 compared with the Six Month Period Ended July 28, 2012” for further explanation).

Cost of sales as a percentage of net sales decreased to 62.5% during the first six months of Fiscal 2013 compared with 63.0% during the comparative period. The decrease in cost of sales as a percentage of net sales was primarily driven by higher initial markups as a result of the improved execution of our buying model and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012, partially offset by increased markdown expense.

Cost of sales increased $104.5 million, or 9.0%, during the first six months of Fiscal 2013 compared with the prior period. The dollar increase in cost of sales was primarily related to sales from 20 net new stores that were opened since July 28, 2012 as well as our 5.5%, or $101.5 million, comparable store sales increase.

Selling and administrative expenses as a percentage of sales decreased to 32.3% during the first six months of Fiscal 2013 from 33.0% during the comparative period. The improvement in selling and administrative expenses as a percentage of net sales was primarily related to efficiencies realized in store operations as a result of our ongoing store initiatives (refer to the section below entitled “Ongoing Initiatives for Fiscal 2013”) and the leverage benefit of our 5.5% comparative store sales increase.

Total selling and administrative expenses increased $44.2 million, or 7.2%, during the first six months of Fiscal 2013 compared with the prior year’s first six months, primarily related to new stores and stores that were not operating for the full six months ended July 28, 2012 but did operate for the full six months ended August 3, 2013.

For the first six months of Fiscal 2013, Adjusted EBITDA increased $33.8 million, or 36.5%, to $126.5 million and Adjusted Net Income (Loss) increased $24.1 million from a loss position of $21.1 million to income of $3.0 million, both as a result of increased gross margin, partially offset by increased selling and administrative expenses, as discussed above.

We recorded a net loss of $20.2 million for the first six months of Fiscal 2013 compared with a net loss of $35.2 million during the comparative period. The improvement in our net loss position was primarily driven by our increased gross margin dollars, partially offset by selling and administrative costs as discussed above (refer to the section below entitled “Six Month Period Ended August 3, 2013 compared with the Six Month Period Ended July 28, 2012” for further explanation).

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

Interest is payable on the 2018 Notes on each February 15 and August 15, commencing August 15, 2013. The first interest payment on the 2018 Notes was required to be and was paid in cash. For each interest period thereafter, the Issuers will be required to pay interest on the 2018 Notes entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the 2018 Notes, interest on the 2018 Notes by increasing the principal amount of the 2018 Notes or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest on the 2018 Notes will accrue at the rate of 9.00% per annum. PIK interest on the 2018 Notes will accrue at the rate of 9.75% per annum. The Company intends to pay Indirect Parent a semi-annual dividend in order for Indirect Parent to make payment on the semi-annual cash interest.

In February 2013, the Issuers used the net proceeds from the offering of the 2018 Notes to pay a special cash dividend of $336.0 million, in the aggregate, to Indirect Parent’s sole member, Burlington Stores, Inc. (f/k/a Burlington Holdings, Inc.), which in turn distributed the proceeds to its stockholders. BCFWC paid a dividend to the Issuers of $5.0 million in order to pay certain fees in connection with the issuance of the 2018 Notes, inclusive of a $3.5 million fee to Bain Capital for various consulting and advisory services.

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

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million will be payable as of the last day of each quarter, which commenced this quarter ended August 3, 2013. These payments have been recorded in our Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt.” Additionally, we recognized a loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013. In addition, fees of $2.6 million were recorded in the line item “Costs Related to Debt Amendment” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013.

Current Conditions

Store Openings, Closings, and Relocations.

During the six months ended August 3, 2013, we opened four Burlington Coat Factory Warehouse Stores (BCF Stores) and closed one store. As of August 3, 2013, we operated 503 stores under the names “Burlington Coat Factory Warehouse” (485 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores) “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We currently plan to open 19 new stores during the remainder of Fiscal 2013.

Ongoing Initiatives for Fiscal 2013

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I. Driving Comparable Store Sales Growth. We intend to continue to increase comparable store sales through the following initiatives:

•

Continue to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by ensuring that we consistently deliver fresh merchandise to our selling floors. We intend to continue to reduce comparable store inventories, which we believe will result in faster inventory turns and reduced markdowns. We regularly seek to take advantage of opportunistic buys of highly desirable branded products and key seasonal goods to sell in the current season or in a future season, which we refer to as “pack-and-hold” merchandise. We also continually use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

•

Improve Merchandising Localization. Our recent investments increasingly allow us to improve on delivering the right products to the right stores at the right time by refining our allocations of merchandise to the appropriate stores. Over time, we expect our efforts will result in an improved assortment of brands, sizes, price points and product attributes that cater to customer preferences at the store level.

•

Increase Sales of Women’s Ready-to-Wear Apparel, Shoes and Accessories. We plan to continue to improve our product offering, store merchandising and marketing focus on women’s ready-to-wear apparel, shoes and accessories to capture incremental sales from our core female customer and become a destination for her across all categories.

•

Introduction of a New Marketing Campaign for Fall of 2013. Over the past few years, our marketing initiatives have focused on communicating our core value proposition (a wide breadth of great branded values). This Fall we plan to refine our marketing campaign to develop a richer and more emotive relationship with customers while continuing to reinforce our core value proposition that we know drives customers to shop with us.

•

Open a West Coast Buying Office. We expect to open our West Coast buying office during the Fall 2013 to increase our access to brands and vendors and allow us to react more quickly to attractive merchandise buying opportunities in this region. We have already begun to build a West Coast buying team in advance of the office opening.

•

Increase Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our newly relaunched e-commerce platform, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

II. Expanding and Enhancing Our Retail Store Base

We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 25 new stores annually. The stores we have opened in the last two years are among our stronger performing stores, and, aided by our enhanced real estate selection model, have the most consistent performance relative to our underwriting model. Based on a detail market-by-market analysis of internal and third-party data and our operating experience, we believe the U.S. market can support at least 1,000 stores. In addition, we continue to explore the growth potential of modified store formats that may offer incremental opportunity for growth.

III. Enhancing Operating Margins: We intend to increase our operating margins through the following initiatives:

•

Optimize Markdowns. Our new markdown system will allow us to maximize sales and gross margin dollars based on forward looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•

Enhance Purchasing Power. We believe that our growth and new West Coast buying office will provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•

Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations. Furthermore, we expect operating costs to grow less rapidly in the future as we approach the middle and latter stages of our organizational investments.

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

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include Adjusted Net Income, Adjusted EBITDA, comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Adjusted Net Income and Adjusted EBITDA: Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures of our performance.

We present Adjusted Net Income and Adjusted EBITDA because we believe they are useful supplemental measures in evaluating the performance of our business and provide greater transparency into our results of operations. In particular, we believe that excluding certain items that may vary substantially in frequency and magnitude from operating income are useful supplemental measures that assist in evaluating our ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods.

Adjusted Net Income (Loss) has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP. Some of these limitations include:

•	Adjusted Net Income (Loss) does not reflect the amortization of net favorable leases which are amortized over the life of the lease;

•	Adjusted Net Income (Loss) does not reflect costs related to debt amendments that are expensed during the fiscal periods;

•	Adjusted Net Income (Loss) does not reflect expenses related to our May 2013 stock option modification;

•	Adjusted Net Income (Loss) does not reflect impairment charges on long lived assets;

•	Adjusted Net Income (Loss) does not reflect annual advisory fees paid to Bain Capital that are expensed during the fiscal periods.

During the second quarter of Fiscal 2013, Adjusted Net Loss improved $13.9 million to an $8.0 million loss, as a result of improved gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full three months ended August 3, 2013 but were not operating for the full three months ended July 28, 2012.

For the six months ended August 3, 2013, Adjusted Net Income (Loss) increased $24.1 million from a loss position of $21.1 million to income of $3.0 million. This improvement was primarily the result of improved gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full six months ended August 3, 2013 but were not operating for the full six months ended July 28, 2012.

The following table shows our reconciliation of Net Loss to Adjusted Net Income (Loss) for the three and six months ended August 3, 2013 compared with the three and six months ended July 28, 2012:

	(in thousands)
	Six Months Ended		Three Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Reconciliation of Net Loss to Adjusted Net Income (Loss):
Net Loss	$(20,225)	$(35,197)	$(19,523)	$(31,257)
Net Favorable Lease Amortization (a)	15,665	14,195	6,835	7,026
Costs Related to Debt Amendment (b)	11,457	3,094	2,603	3,094
Stock Option Modification Expense (c)	7,263	—	7,263	—
Loss on Extinguishment of Debt (d)	617	3,413	617	3,413
Impairment Charges (e)	139	78	88	66
Advisory Fees (f)	2,175	2,085	1,103	1,051
Tax Effect (g)	(14,106)	(8,726)	(6,997)	(5,291)

Adjusted Net Income (Loss)	$2,985	$(21,058)	$(8,011)	$(21,898)

(a)	Net favorable lease amortization represents the non-cash amortization expense associated with favorable and unfavorable leases that were recorded as a result of purchase accounting related to the April 2006 Merger Transaction, and are recorded in the line item “Depreciation and Amortization” in our Condensed Consolidated Statement of Operations and Comprehensive Loss.
(b)	Primarily related to advisory and professional fees associated with Amendment 1 in May 2012, Amendment 2 in February 2013 and Amendment 3 in May 2013 to our Term Loan Facility.
(c)	Represents both cash and non cash expenses incurred as a result of our May 2013 stock option modification. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock-Based Compensation” for further detail.
(d)	Represents losses incurred in accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic 470), related to Amendments number 1 and 3 to our Term Loan in May 2012 and May 2013 respectively.
(e)	Represents Impairment Charges on Long Lived Assets.
(f)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods and recorded in the line item “Selling and Administrative Expenses” in our Condensed Consolidated Statement of Operations and Comprehensive Loss.
(g)	Tax effect is calculated based on the effective tax rates (before discrete items) for the respective periods.

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

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements.

During the second quarter of Fiscal 2013, Adjusted EBITDA increased $19.0 million, or 68.1%, to $46.9 million as a result of increased gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full three months ended August 3, 2013 but were not operating for the full three months ended July 28, 2012.

For the six months ended August 3, 2013, Adjusted EBITDA increased $33.8 million, or 36.5%, to $126.5 million as a result of increased gross margin, partially offset by increased selling and administrative expenses, primarily related to new stores and stores that were operating for the full six months ended August 3, 2013 but were not operating for the full six months ended July 28, 2012.

The following table shows our reconciliation of Net Loss to Adjusted EBITDA for the three and six months ended August 3, 2013 compared with the three and six months ended July 28, 2012:

	(in thousands)
	Six Months Ended		Three Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(20,225)	$(35,197)	$(19,523)	$(31,257)
Interest Expense	51,140	57,108	24,551	27,629
Interest Income	(165)	(46)	(90)	(25)
Loss on Extinguishment of Debt	617	3,413	617	3,413
Costs Related to Debt Amendments	11,457	3,094	2,603	3,094
Stock Option Modification Expense	7,263	—	7,263	—
Advisory Fees	2,175	2,085	1,103	1,051
Depreciation and Amortization	85,239	79,903	41,247	39,979
Impairment	139	78	88	66
Tax Benefit	(11,169)	(17,761)	(10,938)	(16,044)

Adjusted EBITDA	$126,471	$92,677	$46,921	$27,906

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and six months ended August 3, 2013, we experienced increases in comparable store sales of 7.8% and 5.5%, respectively.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the three and six months ended August 3, 2013 was 37.7% and 37.5% compared with 37.1% and 37.0% during the three and six months ended July 28, 2012. The increase in our gross margin as a percentage of net sales was due to higher initial markups as a result of the improved execution of our buying model and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012, partially offset by increased markdown expense. In accordance with our policy, physical inventories are primarily taken during the fourth quarter of the fiscal year at which point our estimated shrink will be adjusted to actual.

Inventory. Inventory at August 3, 2013 was $748.3 million compared with $680.2 million at February 2, 2013. The increase of $68.1 million was primarily the result of an increase in pack and hold inventory, the seasonality of our business and the impact of opening three net new stores since February 2, 2013. Our store inventory is typically at its lowest levels in January, after the holiday selling season, and builds up during the first half of the fiscal year as we prepare for the back to school and holiday selling seasons.

Inventory at August 3, 2013 increased $111.5 million from $636.8 million at July 28, 2012 to $748.3 million at August 3, 2013. This increase was primarily driven by 20 net new stores opened since July 28, 2012 as well as increased pack and hold inventory. These increases were partially offset by a comparable store inventory decrease of 2.0% as a result of our ongoing initiative to reduce inventory levels which we believe will result in faster turns and reduced markdowns.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. This inventory turnover calculation is based on a rolling 13 month average of inventory for the period being measured. Our annualized inventory turnover rate (inclusive of stores and warehouse inventory) as of August 3, 2013 and July 28, 2012 was 3.2 turns per year and 3.0 turns per year, respectively.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 10.4% and 9.9% during the three and six months ended August 3, 2013 compared with 11.6% and 10.7% during the three and six months ended July 28, 2012. The improvement in store payroll as a percentage of net sales was primarily driven by efficiencies realized in our stores as we continue to improve the execution within store operations and benefit from the leverage of our comparative store sales.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. Cash and cash equivalents decreased $12.8 million during the six month period ended August 3, 2013 resulting in a cash and cash equivalent balance of $30.6 million as of August 3, 2013 compared with a decrease in cash and cash equivalents of $4.0 million generated during the six months ended July 28, 2012. This decrease was primarily driven by an increase in our inventories from February 2, 2013, as a result of 20 net new stores and an increase in our pack and hold inventory, compared with a decrease in our merchandise inventory from January 28, 2012 to July 28, 2012. Additionally, we experienced a smaller increase in accounts payable during the period from February 2, 2013 to August 3, 2013 compared with the period from January 28, 2012 to July 28, 2012 as a result of our working capital management strategy that was employed at the end of Fiscal 2011 that did not repeat at the end of Fiscal 2012. Our working capital management strategy accelerated certain vendor payments at the end of Fiscal 2011 that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of Fiscal 2011. These decreases in our cash flow were partially offset by the change in our ABL borrowings, net of repayments. During the six months ended August 3, 2013, we borrowed $15.0 million, net of repayments, on our ABL compared to making repayments, net of borrowings of $171.8 million during the six months ended July 28, 2012. Again, this is a function of our working capital management strategy that was employed at the end of Fiscal 2011 that did not repeat in Fiscal 2012.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at August 3, 2013 decreased $19.7 million from $114.5 million at July 28, 2012 to $94.8 million. The decrease was primarily attributable to an increase in other current liabilities as a result of a higher bonus accrual related to our improved operating results over the prior year’s period. Working capital at August 3, 2013 was $94.8 million compared with $104.8 million at February 2, 2013, again driven by the same increases in our accrued expenses.

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three and six month periods ended August 3, 2013 and July 28, 2012.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.8	0.8	0.8	0.9

Total Revenue	100.8	100.8	100.8	100.9
Cost of Sales	62.5	63.0	62.3	62.9
Selling and Administrative Expenses	32.3	33.0	33.9	35.1
Costs Related to Debt Amendments	0.6	0.2	0.3	0.3
Stock Option Modification Expense	0.4	—	0.7	—
Restructuring and Separation Costs	0.1	0.1	0.1	0.1
Depreciation and Amortization	4.2	4.3	4.3	4.6
Impairment Charges – Long-Lived Assets	—	—	—	—
Other (Income) Expense, Net	(0.2)	(0.2)	(0.2)	(0.2)
Loss on Extinguishment of Debt	—	0.2	0.1	0.4
Interest Expense	2.5	3.1	2.5	3.2

Total Expense	102.4	103.7	104.0	106.4

Loss before Income Tax Benefit	(1.6)	(2.9)	(3.2)	(5.5)
Income Tax Benefit	(0.6)	(1.0)	(1.1)	(1.9)

Net Loss	(1.0)%	(1.9)%	(2.1)%	(3.6)%

Three Month Period Ended August 3, 2013 Compared With the Three Month Period Ended July 28, 2012

Net Sales

We experienced an increase in net sales for the second quarter of Fiscal 2013 compared with the comparative quarter of $99.5 million, or 11.5%, to $963.7 million. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $68.1 million, or 7.8%, to $935.8 million, on a shifted basis, and

•	an increase in net sales of $32.9 million from new stores opened during Fiscal 2013 and stores previously opened that were not included in our comparable store sales.

We believe the comparable store sales increase for the three month period ended August 3, 2013 was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2013.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $7.8 million for the second quarter of Fiscal 2013 compared with $7.6 million for the comparative quarter.

Cost of Sales

Cost of sales as a percentage of net sales decreased to 62.3% during the second quarter of Fiscal 2013 compared with the prior year’s quarter of 62.9%. The decrease in cost of sales as a percentage of net sales was primarily driven by higher initial markups as a result of the improved execution of our buying model and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012, partially offset by increased markdown expense.

Cost of sales increased $56.8 million, or 10.4%, during the second quarter of Fiscal 2013 compared with the prior year’s quarter. The dollar increase in cost of sales was primarily related to the increase in net sales as described above.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales decreased to 33.9% for the second quarter of Fiscal 2013 compared with 35.1% during the comparative quarter, primarily related to efficiencies realized in store operations as a result of our ongoing store initiatives (refer to the section above entitled “Ongoing Initiatives for Fiscal 2013”) and the leverage benefit of our 7.8% comparative store sales increase. Selling and administrative expenses increased $23.7 million, or 7.8%, for the second quarter of Fiscal 2013 compared with the prior year’s quarter. Selling and administrative expenses are summarized in the table below:

	(in thousands)
	Three Months Ended
	August 3, 2013	Percentage of Sales	July 28, 2012	Percentage of Sales	$ Variance	% Change
Payroll and Payroll Related	$158,442	16.4%	$147,887	17.1%	$10,555	7.1%
Occupancy	111,471	11.6	104,458	12.1	7,013	6.7
Other	32,367	3.4	27,499	3.2	4,868	17.7
Business Insurance	9,078	0.9	6,295	0.7	2,783	44.2
Benefit Costs	6,525	0.7	6,800	0.8	(275)	(4.0)
Advertising	8,874	0.9	10,157	1.2	(1,283)	(12.6)

Selling & Administrative Expenses	$326,757	33.9%	$303,096	35.1%	$23,661	7.8%

Payroll and payroll related costs as a percentage of net sales decreased to 16.4% during the second quarter of Fiscal 2013 from 17.1% during the comparative quarter. The decrease is primarily driven by efficiencies realized in our stores as a result of our ongoing store initiatives as well as the leverage benefit of our 7.8% comparative store sales increase.

The increase in payroll and payroll related expense of $10.6 million during the second quarter of Fiscal 2013 compared with the prior year’s quarter was primarily related to the $4.9 million of incremental payroll and payroll related costs incurred as the result of the addition of three net new stores as well as stores that were operating for the full three months ended August 3, 2013 but were not operating for the full three months ended July 28, 2012. Also contributing to the increase in payroll dollars were the following items:

•	an increase in bonus expense of $3.7 million primarily driven by our improved operating results to date during the current year compared with the prior year and

•

a planned incremental labor investment of $2.1 million in logistics as a result of increased units processed through the distribution centers and further refinement of the execution of our buying model in order to drive incremental sales.

Occupancy costs as a percentage of net sales decreased to 11.6% during the second quarter of Fiscal 2013 from 12.1% during the comparative quarter, primarily driven by the leverage benefit of our 7.8% comparative store sales. The increase in occupancy related costs of $7.0 million during the second quarter of Fiscal 2013 compared with the prior year’s quarter was primarily related to a $4.2 million increase in new stores and stores that operated for the full three month period ended August 3, 2013 but were not operating for the full three months ended July 28, 2012. Also contributing to the increase in occupancy related costs was an increase in rent expense of $1.9 million.

Other selling and administrative expenses increased $4.9 million for the second quarter of Fiscal 2013 compared with the prior year’s quarter. This increase was primarily attributable to the following:

•	a $2.4 million legal reserve reversal during the prior year’s quarter which did not repeat during the second quarter of Fiscal 2013,

•

a $1.1 million increase related to the operation of new stores and stores that were operating for the full three months ended August 3, 2013 but were not operating for the full three months ended July 28, 2012,

•	a $0.6 million increase in selling supplies and

•	a $0.5 million increase in credit card fees as a result of our increased credit card sales.

Business insurance increased $2.8 million during the second quarter of Fiscal 2013 compared with the prior year’s quarter, primarily attributable to an increase in workers compensation due to higher payroll costs and an increase in general liability as a result of increased claims and higher average cost of claims.

Costs Related to Debt Amendment

Refinancing fees related to the various amendments to the Term Loan totaled $2.6 million during the second quarter of Fiscal 2013 compared with $3.1 million during the comparative quarter. As noted above under the caption “Debt Refinancing,” we completed Amendment 3 to the Term Loan during the second quarter of Fiscal 2013 and Amendment 1 to the Term Loan during the comparative quarter. Refer to Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt” for further details on our amendments to our Term Loan.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on the option holders in connection with the issuance of our 2018 Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, the Company will be required to make cash payments of $5.5 million over the option holders’ vesting periods, which vary over the next five years. During the second quarter of Fiscal 2013, we recorded $3.7 million of expense related to these payments. We expect to recognize the remaining expense of $0.6 million, $0.7 million, $0.4 million, $0.1 million and less than $0.1 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, $11.3 million of incremental non cash stock option expense is expected to be recognized over the option holders’ vesting period, which vary over the next five years. During the second quarter of Fiscal 2013, we recognized $3.5 million of that expense. We expect to recognize the remaining non-cash stock option modification expense of $2.6 million, $2.5 million, $1.6 million, $0.9 million and $0.2 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018.

Restructuring and Separation Costs

Restructuring and separation costs totaled $0.6 million and $0.3 million during the second quarter of Fiscal 2013 and the comparative quarter, respectively. In an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our store, field and corporate locations during both of the three month periods.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $41.2 million during the second quarter of Fiscal 2013 compared with $40.0 million during the comparative quarter. The increase in depreciation and amortization expense is primarily driven by capital expenditures related to investments in our warehouse functions and 20 net new stores opened since July 28, 2012.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) remained constant at $2.1 million for the second quarter of Fiscal 2013 and the comparative quarter.

Loss on Extinguishment of Debt

As discussed above under the caption “Debt Refinancing,” in May of 2013, we entered into Amendment 3 to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a non-cash loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013.

In May of 2012, we entered into Amendment 1 to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a non-cash loss on the extinguishment of debt of $3.4 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2012.

Interest Expense

Interest expense was $24.6 million for the second quarter of Fiscal 2013 compared with $27.6 million for the comparative quarter. The $3.0 million decrease in interest expense was primarily driven by the following:

•

a decrease in interest expense of $3.8 million related to the Company’s Term Loan as a result of the refinancing in May 2013 which reduced the interest rates associated with the Term Loan partially offset by

•	an increase in amortization of deferred debt fees of $0.7 million, primarily driven by increased deferred debt as a result of the issuance of the 2018 Notes

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the second quarter of Fiscal 2013 compared with the prior year’s quarter are summarized in the table below:

	Three Months Ended
	August 3, 2013	July 28, 2012
Average Interest Rate – ABL Line of Credit	2.4%	2.3%
Average Interest Rate – Term Loan	4.4%	5.7%
Average Balance – ABL Line of Credit	$22.4 million	$10.9 million
Average Balance – Term Loan	$871.0 million	$943.4 million

Income Tax Benefit

Income tax benefit was $10.9 million and $16.0 million for the second quarter of Fiscal 2013 and the comparative quarter, respectively. The effective tax rates for the second quarter of Fiscal 2013 and the comparative quarter were 35.9% and 33.9%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the second quarter of Fiscal 2013, resulting in the annual effective income tax rate of 37.8% (before discrete items) being our best estimate. The effective tax rate for the second quarter of Fiscal 2013 was impacted by discrete adjustments that decreased the tax benefit by $0.6 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years and write off of deferred tax assets relating to vested stock options forfeited during the quarter.

Our best estimate of the projected annual effective income tax rate for the second quarter of Fiscal 2012 was 38.2% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the tax benefit by $1.8 million, primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods, and a true-up for a refund received on an amended return filed.

Net Loss

We recorded a net loss of $19.5 million for the second quarter of Fiscal 2012 compared with a net loss of $31.3 million for the comparative quarter. The reduction in our net loss was primarily driven by increased gross margin dollars partially offset by increased selling and administrative costs as described above.

Six Month Period Ended August 3, 2013 Compared With Six Month Period Ended July 28, 2012

Net Sales

We experienced an increase in net sales for the first six months of Fiscal 2013 compared with the prior year’s first six months. Consolidated net sales increased $182.1 million, or 9.9%, to $2,028.7 million for the first six months of Fiscal 2013. This increase was primarily attributable to the following:

•	an increase in comparable store sales of $101.5 million, or 5.5%, to $1,930.9 million, on a shifted basis, and

•	an increase in net sales of $77.5 million from new stores opened during Fiscal 2013 and stores previously opened that were not included in our comparable store sales.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2013.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $15.7 million for the first six months of Fiscal 2013 compared with $15.1 million for the comparative period, primarily driven by an increase in rental income from leased departments as a result of increased layaway volume.

Cost of Sales

Cost of sales as a percentage of net sales during the first six months of Fiscal 2013 decreased to 62.5% compared with 63.0% during the comparative period. The decrease in cost of sales as a percentage of net sales was primarily driven by higher initial markups as a result of the improved execution of our buying model and a lower shrink accrual rate based on our improved shrink trend during Fiscal 2012, partially offset by increased markdown expense.

Cost of sales increased $104.5 million, or 9.0%, during the first six months of Fiscal 2013 compared with the prior year’s six month period. The dollar increase in cost of sales was primarily related to the increase in net sales during the current period compared to the prior period.

Selling and Administrative Expenses

Selling and administrative expenses decreased to 32.3% of net sales for the first six months of Fiscal 2013 compared to 33.0% of net sales for the comparative period, primarily related to efficiencies realized in store operations as a result of our ongoing store initiatives (refer to the section above entitled “Ongoing Initiatives for Fiscal 2013”) and the leverage benefit of our 5.5% comparative store sales increase. Selling and administrative expenses increased $44.2 million, or 7.2%, for the first six months of Fiscal 2013 compared with the prior year’s period. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Six Months Ended
	August 3, 2013	Percentage of Sales	July 28, 2012	Percentage of Sales	$ Variance	% Change
Payroll and Payroll Related	$315,801	15.6%	$297,197	16.1%	$18,604	6.3%
Occupancy	215,109	10.6	201,439	10.9	13,670	6.8
Other	65,330	3.2	57,357	3.1	7,973	13.9
Business Insurance	17,784	0.9	12,622	0.7	5,162	40.9
Benefit Costs	13,927	0.7	13,684	0.7	243	1.8
Advertising	26,510	1.3	27,934	1.5	(1,424)	(5.1)

Selling & Administrative Expenses	$654,461	32.3%	$610,233	33.0%	$44,228	7.2%

Payroll and payroll related costs as a percentage of net sales decreased to 15.6% during the first six months of Fiscal 2013 from 16.1% during the comparative period. The decrease is primarily driven by efficiencies realized in our stores as a result of our ongoing store initiatives as well as the leverage benefit of our 5.5% comparative store sales increase.

The increase in payroll and payroll related expense of $18.6 million during the first six months of Fiscal 2013 compared with the prior year’s period was primarily related to the addition of 20 net new stores as well as stores that were operating for the full six months ended August 3, 2013 that were not operating for the full six months ended July 28, 2012. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $10.0 million. Also contributing to the increase in payroll and payroll related costs were:

•	an increase in bonus expense of $4.5 million primarily driven by our improved operating results to date during the current year compared with the prior year and

•

a planned incremental labor investment of $4.2 million in logistics as a result of increased traffic through the distribution centers and further refinement of the execution of our buying model in order to drive incremental sales.

Occupancy costs as a percentage of net sales decreased to 10.6% during the first six months of Fiscal 2013 from 10.9% during the comparative period, primarily driven by the leverage benefit of our 5.5% comparative store sales. The increase in occupancy related costs of $13.7 million during the first six months of Fiscal 2013 compared with the prior year’s period was primarily related to a $8.8 million increase in stores that operated for the full six month period ended August 3, 2013 that were not operating for the full six months ended July 28, 2012 and new store increases of $1.8 million. Also contributing to the increase in occupancy related costs was an increase in rent expense of $2.7 million.

The increase in other selling and administrative expenses of $8.0 million during the first six months of Fiscal 2013 compared with the prior year’s period was primarily attributable to:

•	a $2.4 million legal reserve reversal during the prior year’s six month period which did not repeat during the current year,

•	a $1.4 million increase in selling supplies,

•

a $1.7 million increase related to the operation of new stores and stores that were operating for the full six months ended August 3, 2013 but were not operating for the full six months ended July 28, 2012 and

•	a $1.0 million increase in credit card fees as a result of our increased credit card sales.

Business insurance increased $5.2 million for the first six months of Fiscal 2013 compared with the prior year’s period, primarily attributable to an increase in workers compensation due to higher payroll costs and an increase in general liability as a result of increased claims and higher average cost of claims.

Costs Related to Debt Amendment

Refinancing fees related to various amendments to the Term Loan totaled $11.5 million during the first six months of Fiscal 2013 compared with $3.1 million during the comparative period. As noted above under the Caption “Debt Refinancing,” we completed Amendment 2 and Amendment 3 to the Term Loan during the first six months of Fiscal 2013, while during the comparative period, we completed Amendment 1 to the Term Loan. Included in Amendment 2 to the Term Loan was a fee to Bain Capital representing 1% of the transaction or $8.6 million, which was not included in Amendment 1 or Amendment 3. Refer to Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt” for further details on our amendments to our Term Loan.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on the option holders in connection with the issuance of our 2018 Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, the Company will be required to make cash payments of $5.5 million over the option holders’ vesting periods, which vary over the next five years. During the first six months of Fiscal 2013, we recorded $3.7 million of expense related to these payments. We expect to recognize the remaining expense of $0.6 million, $0.7 million, $0.4 million, $0.1 million and less than $0.1 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, $11.3 million of incremental non cash stock option expense is expected to be recognized over the option holders’ vesting period, which vary over the next five years. During the first six months of Fiscal 2013, we recognized $3.5 million of that expense. We expect to recognize the remaining non cash stock option modification expense of $2.6 million, $2.5 million, $1.6 million, $0.9 million and $0.2 million during the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018.

Restructuring and Separation Costs

Restructuring and separation costs totaled $2.2 million during the first six months of Fiscal 2013 compared with $1.8 million during the comparative period. During the first six months of Fiscal 2013, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of the reorganization, we incurred a charge of $2.2 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $85.2 million during the first six months of Fiscal 2013 compared with $79.9 million during the comparative period. The increase in depreciation and amortization expense is primarily driven by accelerated amortization related to store closures as well as capital expenditures related to investments in our corporate and warehouse functions as well as 20 net new stores that were opened since July 28, 2012.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $0.2 million to $4.6 million for the first six months of Fiscal 2013 compared with the prior year’s period, primarily driven by a gain on the disposal of fixed assets.

Loss on Extinguishment of Debt

As discussed above under the caption “Debt Refinancing,” in May of 2013, we entered into the Amendment 3 to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a loss on the extinguishment of debt of $0.6 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the first six months of Fiscal 2013.

In May of 2012, we entered into Amendment 1 to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a non-cash loss on the extinguishment of debt of $3.4 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the first six months of Fiscal 2012.

Interest Expense

Interest expense was $51.1 million for the first six months of Fiscal 2013 compared with $57.1 million for the comparative period. The $6.0 million decrease in interest expense was driven by the following:

•

a decrease in interest expense of $6.7 million related to the Company’s Term Loan as a result of the refinancing in May 2013 which reduced the interest rates associated with the Term Loan partially offset by

•	an increase in amortization of deferred debt fees of $0.7 million, also primarily driven by increased deferred debt as a result of the issuance of the 2018 Notes, partially offset by

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the first six months of Fiscal 2013 compared with the prior year’s period are summarized in the table below:

	Six Months Ended
	August 3, 2013	July 28, 2012
Average Interest Rate – ABL Line of Credit	2.2%	2.1%
Average Interest Rate – Term Loan	5.0%	6.0%
Average Balance – ABL Line of Credit	$23.4 million	$46.9 million
Average Balance – Term Loan	$871.0 million	$950.4 million

Income Tax Benefit

Income tax benefit was $11.2 million for the first six months of Fiscal 2013. For the comparative period we recorded income tax benefit of $17.8 million. The effective tax rates for the six month periods ended August 3, 2013 and July 28, 2012 were 35.6% and 33.5% respectively. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Our best estimate of the annual effective income tax rate at the end of first six months of Fiscal 2013 was 37.8% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the rate by 2.2% and the tax benefit by $0.7 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods, and write off of deferred tax assets relating to vested stock options forfeited during the quarter.

Our best estimate of the projected annual effective income tax rate for the first six months of Fiscal 2012 was 38.2% (before discrete items). The effective tax rate was impacted by discrete adjustments that decreased the rate by 4.7% and the tax benefit by $2.5 million primarily related to the accrual of interest for unrecognized tax benefits established in prior years in accordance with Topic No. 740, true-ups for income tax estimates in prior periods, and a true-up for a refund received on an amended return filed.

Net Loss

We recorded a net loss of $20.2 million during the first six months of Fiscal 2013 compared with a net loss of $35.2 million for the comparative period. The reduction in our net loss was primarily driven by our increased gross margin dollars, partially offset by selling and administrative costs as discussed above.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores. As of August 3, 2013, we had $447.5 million available on our ABL Line of Credit. The maximum borrowings during the six months ended August 3, 2013 were $125.0 million. Average borrowings during the six months ended August 3, 2013 were $23.4 million.

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

Our Term Loan Facility agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Covenant EBITDA, (as defined in our Term Loan Credit Agreement), for the trailing twelve months, and that ratio may not exceed 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Covenant EBITDA, for the trailing twelve months, and that ratio must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Covenant EBITDA is a non-GAAP financial measure of our liquidity. Covenant EBITDA starts with consolidated net income/loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income/loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Covenant EBITDA is used to calculate the consolidated leverage ratio and the interest coverage ratio. We present Covenant EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Covenant EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.

Covenant EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP or for analyzing our results or cash flows from operating activities, as reported under GAAP. Some of these limitations include:

•	Covenant EBITDA does not reflect cash requirements for our working capital needs;

•	Covenant EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Covenant EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	Covenant EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Covenant EBITDA measures do not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Covenant EBITDA differently such that our calculation may not be directly comparable.

Covenant EBITDA for the three months ended August 3, 2013 increased $22.4 million, or 73.0%, to $53.1 million. Covenant EBITDA for the six months ended August 3, 2013 increased $32.0 million, or 31.8%, to $132.6 million. The increase in Covenant EBITDA for both the three and six month periods was primarily the result of increased gross margin, partially offset by increased selling and administrative expenses, primarily driven by new stores and stores that were operating for the full three months ended August 3, 2013 but were not operating for the full three months ended July 28, 2012.

The consolidated leverage ratio as of August 3, 2013 was 3.5 compared with 4.3 as of July 28, 2012. The interest coverage ratio as of August 3, 2013 was 3.9 compared with 3.5 as of July 28, 2012.

The following table shows our calculation of Covenant EBITDA for the six and three months ended August 3, 2013 compared with the six and three months ended July 28, 2012:

	(in thousands)
	Six Months Ended		Three Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Reconciliation of Net Loss to Covenant EBITDA:
Net Loss	$(20,225)	$(35,197)	$(19,523)	$(31,257)
Interest Expense	51,140	57,108	24,551	27,629
Income Tax Benefit	(11,169)	(17,761)	(10,938)	(16,044)
Depreciation and Amortization	85,239	79,903	41,247	39,979
Impairment Charges – Long-Lived Assets	139	78	88	66
Interest Income	(165)	(46)	(90)	(25)
Non Cash Straight-Line Rent Expense (a)	4,639	3,812	3,095	2,649
Advisory Fees (b)	2,175	2,085	1,103	1,051
Stock Compensation Expense (c)	2,232	1,403	1,722	612
Amortization of Purchased Lease Rights (d)	474	483	247	252
Severance and Restructuring (e)	2,179	1,806	554	328
Franchise Taxes (f)	450	646	150	298
Advertising Expense Related to Barter (g)	942	1,326	277	404
Loss on Disposal of Fixed Assets (h)	135	795	119	628
Costs Related to Debt Amendment (i)	11,457	3,094	2,603	3,094
Loss on Extinguishment of Debt (j)	617	3,413	617	3,413
Litigation Reserves (k)	—	(2,324)	—	(2,393)
Stock Option Modification Expense (l)	7,263	—	7,263	—
Dividends Paid (m)	(4,955)	—	—	—

Covenant EBITDA	$132,567	$100,624	$53,085	$30,684

Reconciliation of Covenant EBITDA to Net Cash Provided by (Used In) Operating Activities:
Covenant EBITDA	$132,567	$100,624	$53,085	$30,684
Interest Expense	(51,140)	(57,108)	(24,551)	(27,629)
Changes in Operating Assets and Liabilities	(16,041)	201,402	(65,202)	(8,537)
Other Items, Net	(7,803)	5,676	(1,129)	11,320

Net Cash Provided by (Used in) Operating Activities	$57,583	$250,594	$(37,797)	$5,838

Net Cash Used in Investing Activities	$(67,606)	$(61,802)	$(37,956)	$(33,460)

Net Cash (Used in) Provided by Financing Activities	$(2,757)	$(192,786)	$3,961	$5,638

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(d)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line item, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(e)	Represents a severance and restructuring charge resulting from a reorganization of certain positions within our field and corporate locations (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(f)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(g)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(h)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(i)	Primarily related to advisory and professional fees associated with Amendment 1 in May 2012, Amendment 2 in February 2013 and Amendment 3 in May 2013 to our Term Loan.

(j)	Represents charges incurred in accordance with Topic No. 470, whereby we incurred a loss on the settlement of the old debt instruments as a result of Amendment 3 in May 2013 and Amendment 1 in May 2012, as approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(k)	Represents reduction in legal assessment in conjunction with legal settlements as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(l)	Represents both cash and non cash expenses incurred as a result of our May 2013 stock option modification. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock-Based Compensation” for further detail.
(m)	Represents dividends paid to the Issuers in order to pay certain fees in connection with the issuance of the 2018 Notes in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.

Cash Flow for the Six Months Ended August 3, 2013 Compared with the Six Months Ended July 28, 2012

We used $12.8 million of cash flow for the six months ended August 3, 2013 compared with using $4.0 million of cash flow for the comparative period. Net cash provided by operating activities amounted to $57.6 million for the first six months of Fiscal 2013. During the prior year’s first six months, net cash provided by operating activities amounted to $250.6 million. The decrease in net cash provided by operating activities was primarily the result of changes in the Company’s working capital. The biggest drivers of the decrease relate to cash flow from changes in merchandise inventories and accounts payable. Cash flow from the change in merchandise inventories decreased $113.5 million as a result of incremental inventory related to new stores as well as increases in our pack and hold inventory. The decrease in the cash flow from the change in accounts payable of $115.5 million during the first six months of Fiscal 2013, compared with the prior year’s period was driven by a smaller increase in accounts payable from February 2, 2013 to August 3, 2013 compared with the accounts payable increase from January 28, 2012 to July 28, 2012 related to our working capital management strategy at the end of Fiscal 2011 that did not repeat in Fiscal 2012. Based on the working capital management strategy, we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels, this creates additional cash flow. The decrease in accounts payable that generates this item was primarily driven by the accelerated payments during January of Fiscal 2011 of $152.9 million that did not repeat in January of Fiscal 2012.

Net cash used in investing activities increased to $67.6 million for the six months ended August 3, 2013 from $61.8 million for the comparative period. This increase was primarily the result of a $6.0 million increase in cash paid for property and equipment during the first six months of Fiscal 2013 versus the comparable period.

Cash flow used in financing activities decreased $190.0 million during the six months ended August 3, 2013 compared with the first six months of the prior year’s period. This decrease was primarily driven by borrowings, net of repayments, of $15.0 million during the six months ended August 3, 2013 compared with repayments, net of borrowings of $171.8 million during comparative period as a result of our working capital management strategy at the end of Fiscal 2011.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at August 3, 2013 was $94.8 million compared with $104.8 million at February 2, 2013.

Operational Growth

During the six months ended August 3, 2013, we opened four BCF stores, and closed one store. As of August 3, 2013, we operated 503 stores primarily under the name “Burlington Coat Factory Warehouse.” We estimate that we will spend between $150 and $160 million, net of approximately $32 million of landlord allowances, in capital expenditures during Fiscal 2013, including approximately $68 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $26 million to support continued distribution facility enhancements. We expect to use the remaining capital to support information technology and other initiatives, inclusive of $20 million related to the construction of our new corporate headquarters. For the six months ended August 3, 2013, capital expenditures, net of landlord allowances, amounted to $49.9 million.

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

Dividends

During the six months ended August 3, 2013, dividends of $5.0 million were paid to the Issuers in order to pay certain fees in connection with the issuance of the 2018 Notes. During the comparative period, dividends of $1.7 million were paid in connection with the $300.0 million declared dividend as part of the 2011 Term Loan Facility refinancing.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million Term Loan Facility and the $450 million Notes due in 2019. As of August 3, 2013, we were in compliance with all of our debt covenants.

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

On May 17, 2013, we entered into the Third Amendment to the Term Loan Credit Agreement, in order to, among other things, reduce the interest rates applicable to our Term Loan Facility by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if our consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points. The Third Amendment was accomplished by replacing the outstanding $871.0 million principal amount of term B-1 loans (the Term B-1 Loans) with a like aggregate principal amount of term B-2 loans (the Term B-2 Loans).

The Term B-2 Loans have the same maturity date that was applicable to the Term B-1 Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of the Third Amendment, mandatory quarterly payments of $2.2 million will be payable as of the last day of each quarter, which commenced this quarter ended August 3, 2013. These payments have been recorded in our Condensed Consolidated Balance Sheet in the line item “Current Maturities of Long Term Debt.” We recognized a loss on the extinguishment of debt of $0.6 million, which was be recorded in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013. In addition, fees of $2.6 million were recorded in the line item “Costs Related to Debt Amendment” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2013.

ABL Line of Credit

As of August 3, 2013 we had $15.0 million in outstanding borrowings on our ABL Line of Credit and unused availability of $447.5 million. During the first six months of Fiscal 2013, we borrowed $15.0 million, net of repayments on our ABL Line of Credit. During the comparative period we repaid $171.8 million, net of borrowings which resulted in outstanding borrowings as of July 28, 2012 of $18.2 million and unused availability of $390.9 million.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business. The aggregate amount of such reserves were $1.0 million, $0.9 million and $2.9 million as of August 3, 2013, February 2, 2013 and July 28, 2012. We believe that potential liabilities in excess of those recorded will not have a material effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2012 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations. As of August 3, 2013, we were committed to 19 new lease agreements for locations at which stores are expected to be opened during the remainder of Fiscal 2013. Inclusive of these new leases, our minimum lease payments for all operating leases are expected to be $113.0 million, $239.9 million, $220.5 million, $205.3 million, $184.9 million and $673.7 million for the remainder of the fiscal year ended February 1, 2014, and the fiscal years ended January 31, 2015, January 30, 2016, January 28, 2017 and February 3, 2018 and all subsequent years thereafter, respectively.

Letters of Credit

We had letters of credit arrangements with various banks in the aggregate amount of $59.9 million and $44.5 million as of August 3, 2013 and July 28, 2012, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, we had the ability to enter into letters of credit up to $447.5 million and $390.9 million as of August 3, 2013 and July 28, 2012, respectively. Among these arrangements as of August 3, 2013 and July 28, 2012, we had letters of credit in the amount of $31.4 million and $26.8 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. Additionally, we had outstanding letters of credit agreements in the amounts of $28.5 million and $17.7 million at August 3, 2013 and July 28, 2012, respectively, related to certain merchandising agreements.

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

There were no new accounting standards that had a material impact on our Condensed Consolidated Financial Statements during the period ended August 3, 2013 and there were no new accounting standards or pronouncements that were issued but not yet effective as of August 3, 2013 that we expect to have a material impact upon becoming effective.

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

At August 3, 2013, we had $473.7 million principal amount of fixed-rate debt and $883.9 million of floating-rate debt. Based on $883.9 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.8 million per year, resulting in $8.8 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at August 3, 2013	Additional Interest Expense Q2 2013	Additional Interest Expense Q3 2013	Additional Interest Expense Q4 2013	Additional Interest Expense Q1 2014
ABL Line of Credit	$15,000	$38	$38	$38	$38
Term Loan (a)	868,862	2,168	2,164	2,159	2,155

	$883,862	$2,206	$2,202	$2,197	$2,193

(a)	Principle balance represents carrying value of term loan plus original issue discount.

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of August 3, 2013, for a full fiscal year, then our maximum interest rate exposure would be $24.5 million assuming constant borrowing levels of $883.9 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million. As of August 3, 2013, the borrowing rate related to our Term Loan Facility was 4.25%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, August 3, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 3, 2013.

During the three months ended August 3, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1 (1)	Amendment No. 3, dated May 17, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2 (2)	Burlington Holdings, Inc. 2006 Management Incentive Plan (Amended and Restated June 15, 2013).

10.3 (2)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees without Employment Agreements.

10.4 (2)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan, between Burlington Holdings, Inc. and Employees with Employment Agreements.

10.5 (2)	Form of Non-Qualified Stock Option Agreement, pursuant to Burlington Holdings, Inc. 2006 Management Incentive Plan, dated as of June 17, 2013, between Burlington Holdings, Inc. and Tom Kingsbury.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 18, 2013.
(2)	Incorporated by reference to Amendment No. 2 to Burlington Holdings, Inc. Registration Statement on Form S-1, No. 333-189632, filed on September 6, 2013.

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

Date: September 19, 2013

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