Form 10-Q
period 2014-05-03
Burlington Coat Factory Investments Holdings, Inc.; BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2014-06-12
CIK 1368775, 718916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

As of June 12, 2014, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, LLC, the registrant’s parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands, except share and per share data)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$68,461	$129,460	$102,348
Restricted Cash and Cash Equivalents	32,100	32,100	34,800
Accounts Receivable, Net of Allowances for Doubtful Accounts	44,072	35,678	46,362
Merchandise Inventories	707,627	720,052	727,219
Deferred Tax Assets	14,850	13,475	9,337
Prepaid and Other Current Assets	77,492	77,701	74,294
Prepaid Income Taxes	5,326	4,523	7,002

Total Current Assets	949,928	1,012,989	1,001,362
Property and Equipment—Net of Accumulated Depreciation and Amortization	907,772	902,657	871,610
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	285,933	292,553	313,200
Goodwill	47,064	47,064	47,064
Other Assets	116,073	120,673	111,209

Total Assets	$2,544,770	$2,613,936	$2,582,445

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$575,912	$542,987	$630,660
Other Current Liabilities	265,443	312,343	217,544
Current Maturities of Long Term Debt	1,070	1,026	9,737

Total Current Liabilities	842, 425	856,356	857,941
Long Term Debt	1,297,258	1,301,012	1,328,352
Other Liabilities	255,296	255,555	230,337
Deferred Tax Liabilities	235,986	242,708	251,167
Commitments and Contingencies (Notes 3, 4, 7, 8, 9 and 12)
Stockholder’s Deficit:
Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding)	—	—	—
Capital in Excess of Par Value	414,045	474,396	475,191
Accumulated Deficit	(500,240)	(516,091)	(560,543)

Total Stockholder’s Deficit	(86,195)	(41,695)	(85,352)

Total Liabilities and Stockholder’s Deficit	$2,544,770	$2,613,936	$2,582,445

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(All amounts in thousands, except per share data)

	Three Months Ended
	May 3, 2014	May 4, 2013
REVENUES:
Net Sales	$1,128,269	$1,065,013
Other Revenue	7,589	7,976

Total Revenue	1,135,858	1,072,989
COSTS AND EXPENSES:
Cost of Sales	698,461	667,653
Selling and Administrative Expenses	346,969	327,704
Costs Related to Debt Amendments and Secondary Offering	366	8,855
Stock Option Modification Expense	828	—
Restructuring and Separation Costs (Note 4)	—	1,625
Depreciation and Amortization	41,208	43,992
Impairment Charges—Long-Lived Assets	19	51
Other Income, Net	(1,896)	(2,548)
Loss on Extinguishment of Debt	87	—
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	23,760	26,589

Total Costs and Expenses	1,109,802	1,073,921
Income (Loss) Before Income Tax Expense (Benefit)	26,056	(932)
Income Tax Expense (Benefit)	10,205	(230)

Net Income (Loss)	$15,851	$(702)

Total Comprehensive Income (Loss)	$15,851	$(702)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
OPERATING ACTIVITIES
Net Income (Loss)	$15,851	$(702)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	41,208	43,992
Amortization of Deferred Financing Costs	2,041	1,520
Impairment Charges—Long-Lived Assets	19	51
Accretion of Senior Notes	461	488
Interest Rate Cap Contracts—Adjustment to Market	1	60
Provision for Losses on Accounts Receivable	37	34
Deferred Income Tax (Benefit)	(8,098)	(5,376)
Loss (Gain) on Disposition of Fixed Assets and Leasehold Improvements	194	(39)
Non-Cash Loss on Extinguishment of Debt–Write-off of Deferred Financing Costs and Original Issue Discount	87	—
Non-Cash Stock Compensation Expense	1,367	510
Non-Cash Rent Expense	(5,539)	(3,284)
Deferred Rent Incentives	8,729	7,386
Excess Tax Benefit (Expense) from Stock Based Compensation	3,404	(64)
Insurance Recoveries	—	830
Changes in Assets and Liabilities:
Accounts Receivable	(10,426)	(7,338)
Merchandise Inventories	12,425	(47,029)
Prepaid and Other Current Assets	(592)	(7,835)
Accounts Payable	32,925	130,254
Other Current Liabilities	(40,797)	(18,732)
Other Long Term Assets and Long Term Liabilities	898	654

Net Cash Provided by Operating Activities	54,195	95,380

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(45,985)	(29,764)
Proceeds from Sale of Property and Equipment and Assets Held for Sale	108	114

Net Cash Used in Investing Activities	(45,877)	(29,650)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	115,000	155,000
Principal Payments on Long Term Debt—ABL Line of Credit	(115,000)	(155,000)
Principal Payments on Long Term Debt—Term Loan	(3,955)	—
Payment of Dividends	(65,789)	(4,955)
Proceeds from Direct Parent Investment	667	—
Repayment of Capital Lease Obligations	(240)	(253)
Stock Option Exercises and Related Tax Benefits	—	64
Deferred Financing Costs	—	(1,574)

Net Cash Used in Financing Activities	(69,317)	(6,718)

(Decrease) Increase in Cash and Cash Equivalents	(60,999)	59,012
Cash and Cash Equivalents at Beginning of Period	129,460	43,336

Cash and Cash Equivalents at End of Period	$68,461	$102,348

Supplemental Disclosure of Cash Flow Information
Interest Paid	$33,035	$35,797

Net Income Tax Payments	$35,193	$1,150

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$14,763	$10,427

Acquisition of Capital Lease	$—	$1,538

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 3, 2014

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

As of May 3, 2014, Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the Company or Holdings), a Delaware Corporation, through its direct subsidiary Burlington Coat Factory Warehouse Corporation (BCFWC), operated 523 retail stores, inclusive of an internet store.

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (Fiscal 2013 10-K). The balance sheet at February 1, 2014 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2013 10-K. Because the Company’s business is seasonal in nature, the operating results for the three month period ended May 3, 2014 are not necessarily indicative of results for the fiscal year ending January 31, 2015 (Fiscal 2014).

The Company has 1,000 shares of common stock issued and outstanding, all of which are owned by Burlington Coat Factory Holdings, LLC (Direct Parent). Burlington Coat Factory Holdings, LLC is indirectly owned by Burlington Stores, Inc. (Parent). The Company has no operations and its only asset is 100% of the stock BCFWC.

Accounting policies followed by the Company are described in Note 1 to the Fiscal 2013 10-K.

On February 28, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-04, “Joint and Several Obligations” (ASU 2013-04). In accordance with ASU 2013-04, an entity is required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Required disclosures include a description of the joint and several arrangements and the total outstanding amount of the obligation for all joint parties. ASU 2013-04 became effective for all annual and interim periods in fiscal years beginning after December 15, 2013 and did not have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU 2013-11 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and did not have a material impact on the Company’s financial position or results of operations.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). ASU 2014-08 is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major effect on an entity’s operations and financial results. Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of the entity. ASU 2014-08 also permits companies to have continuing cash flows and significant continuing involvement with the disposed component. ASU 2014-08 requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation. The Company has early adopted ASU 2014-08 effective February 2, 2014. ASU 2014-08 did not have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the three month period ended May 3, 2014, and there were no new accounting standards or pronouncements that were issued but not yet effective as of May 3, 2014 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

Parent’s Initial Public Offering

On October 7, 2013, Parent completed its initial public offering (the Offering). Prior to the Offering, each outstanding share of Parent’s Class A common stock was automatically cancelled and then each outstanding share of Parent’s Class L common stock was automatically converted into one share of Parent’s Class A common stock. Parent then effected an 11-for-1 split of its Class A common stock and then reclassified its Class A common stock into its Common Stock. Collectively, these transactions are referred to as the Reclassification. Unless otherwise indicated, all share data presented within these Condensed Consolidated Financial Statements gives effect to the stock split.

Secondary Offering

On April 28, 2014, Parent commenced a public secondary offering of its common stock (the Secondary Offering). On May 6, 2014, Parent closed the Secondary Offering, in which 12,000,000 shares of Parent’s common stock were sold by certain of Parent’s stockholders. In connection with the Secondary Offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of Parent’s common stock. All of the shares sold in the Secondary Offering were offered by selling stockholders. The Company did not receive any of the proceeds from the Secondary Offering. As of May 3, 2014, the Company incurred $0.4 million in offering costs related to the Secondary Offering, which are included in the line item “Costs Related to Debt Amendments and Secondary Offering” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Reclassification

During the first quarter of Fiscal 2014, the Company corrected the classification of amounts included within the line item “Earnings (Loss) from Equity Investment, Net of Taxes” in the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended May 3, 2014 and May 4, 2013. Refer to Note 12, “Consolidated Guarantor Data,” for further discussion. There was no impact on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for any of the periods presented.

During the first quarter of Fiscal 2014, the Company corrected the classification of its intercompany transactions between BCFW and the Guarantor subsidiaries in the Condensed Consolidating Statements of Cash Flows for the three months ended May 3, 2014 and May 4, 2013. Refer to Note 12, “Consolidated Guarantor Data,” for further discussion. There was no impact on the Company’s Condensed Consolidated Statements of Cash Flows for any of the periods presented.

2. Stockholder’s Deficit

Activity for the three month periods ended May 3, 2014 and May 4, 2013 in the Company’s stockholder’s deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at February 1, 2014	$—	$474,396	$(516,091)	$(41,695)
Net Income	—	—	15,851	15,851
Stock Based Compensation	—	1,367	—	1,367
Dividends	—	(65,789)	—	(65,789)
Tax Benefits Related to Exercise of Parent’s Stock Options	—	3,404	—	3,404
Direct Parent Investment	—	667	—	667

Balance at May 3, 2014	$—	$414,045	$(500,240)	$(86,195)

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at February 2, 2013	$—	$479,572	$(559,841)	$(80,269)
Net Loss	—	—	(702)	(702)
Stock Options Exercised and Related Tax Benefits	—	64	—	64
Stock Based Compensation	—	510	—	510
Dividends	—	(4,955)	—	(4,955)

Balance at May 4, 2013	$—	$475,191	$(560,543)	$(85,352)

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 3, 2014	February 1, 2014	May 4, 2013
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.0%) plus 3.3%, matures on February 23, 2017.	$825,369	$828,839	$863,572
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2014 to February 15, 2019.	450,000	450,000	450,000
Capital Lease Obligations	22,959	23,199	24,517

Total debt	1,298,328	1,302,038	1,338,089
Less: current maturities	(1,070)	(1,026)	(9,737)

Long-term debt, net of current maturities	$1,297,258	$1,301,012	$1,328,352

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

On May 16, 2012, the Company entered into Amendment No. 1 (First Amendment) to the Term Loan Credit Agreement, which, among other things, reduced the applicable margin on the interest rates applicable to the Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term B loans (Term B Loans) with a like aggregate principal amount of term B-1 loans (Term B-1 loans). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment. As a result of the First Amendment, mandatory quarterly payments of $2.4 million were payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. The Company elected to make prepayments of $9.5 million in May 2012 and $70.0 million in January 2013, all of which offset the mandatory quarterly payments through the maturity date.

On February 15, 2013, BCFWC entered into Amendment No. 2 (Second Amendment) to the Term Loan Credit Agreement. The Second Amendment created a restricted payments basket of $25.0 million and permits the Company to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the indenture governing the 10% Senior Notes due 2019) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with the Second Amendment, the Company incurred a $1.6 million amendment fee that was capitalized and included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.6 million fee payable to Bain Capital, for various consulting and advisory services. These fees are included in the line item “Costs Related to Debt Amendments and Secondary Offering” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In conjunction with the Second Amendment, on February 20, 2013, Burlington Holdings, LLC (Indirect Parent), the indirect parent company of Holdings, and Burlington Holdings Finance, Inc., the wholly-owned subsidiary of Indirect Parent (collectively the Issuers), completed the offering of $350.0 million aggregate principal amount of Senior Notes due 2018 (Holdco Notes) at an issue price of 98.00%. The Holdco Notes are senior unsecured obligations of the Issuers, and the Issuers are not obligors or guarantors under BCFWC’s existing senior secured credit facilities or indenture. As none of the Issuers’ subsidiaries are obligors or guarantors under the Holdco Notes, the debt is recorded on the Issuers’ financial statements and is not included in the Company’s financial statements. The Company paid a dividend to the Issuers of $5.0 million in order to pay certain fees in connection with the issuance of the Holdco Notes, inclusive of a $3.5 million fee to Bain Capital for various consulting and advisory services.

The Holdco Notes mature on February 15, 2018. Interest on the Holdco Notes is payable entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the Holdco Notes, interest by increasing the principal amount or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest accrues at the rate of 9.00% per annum and PIK interest will accrue at the rate of 9.75% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The Company intends to pay Indirect Parent a semiannual dividend in order for Indirect Parent to make semiannual cash interest payments on the Holdco Notes. During the three months ended May 3, 2014, the Company paid Indirect Parent a dividend of $5.8 million representing interest on the Holdco Notes.

On April 4, 2014, the Issuers redeemed $58.0 million aggregate principal amount of the Holdco Notes outstanding. The Company paid Indirect Parent a dividend of $59.9 million in order for Indirect Parent to make the redemption payment on the Holdco Notes representing $58.0 million aggregate principal amount of the Holdco Notes, $0.7 million of accrued interest on the Holdco Notes and $1.2 million of redemption premiums.

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

Based on our excess cash flow calculation as of February 1, 2014, the Company was required to make an additional payment of $4.0 million on the Term Loan Facility during the first quarter of Fiscal 2014. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.1 million, representing the write off of deferred financing costs and unamortized original issue discount, which is recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as BCFW), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares total debt to Covenant EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios may not exceed 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares consolidated interest expense to Covenant EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios must exceed 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. The consolidated leverage ratio and interest coverage ratio as of May 3, 2014 were 4.0 and 3.8, respectively.

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

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. At May 3, 2014 and May 4, 2013, the Company’s borrowing rates related to the Term Loan Facility were 4.3% and 5.5%, respectively.

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

At May 3, 2014, the Company had $508.2 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three month period ended May 3, 2014 amounted to $75.0 million. Average borrowings during the three month period ended May 3, 2014 amounted to $8.9 million, at an average interest rate of 1.9%.

At May 4, 2013, the Company had $484.8 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three month period ended May 4, 2013 amounted to $125.0 million. Average borrowings during the three month period ended May 4, 2013 amounted to $24.5 million, at an average interest rate of 2.0%. There was no outstanding balance under the ABL Line of Credit at February 1, 2014.

As of May 3, 2014, the Company was in compliance with all of its debt covenants. The credit agreements governing the ABL Line of Credit and the Senior Secured Term Loan Facility, as well as the indenture governing the Senior Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $24.5 million, $26.6 million and $24.9 million in deferred financing costs, net of accumulated amortization, as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing costs amounted to $2.0 million and $1.5 million for the three month periods ended May 3, 2014 and May 4, 2013, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended May 3, 2014, the Company wrote off $0.1 million related to the $4.0 million excess cash flow Term Loan Repayment.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations.” In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its field and corporate locations. There were no severance charges recorded during the three month period ended May 3, 2014. During the three month period ended May 4, 2013, severance charges of $1.6 million were recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets as of May 3, 2014 and May 4, 2013:

	(in thousands)
	February 1, 2014	Charges	Cash Payments	Other	May 3, 2014
Severance—Separation Cost	$233	$—	$(172)	$—	$61

	(in thousands)
	February 2, 2013	Charges	Cash Payments	Other	May 4, 2013
Severance—Restructuring	$—	$758	$(127)	$—	$631
Severance—Separation Cost	597	867	(420)	—	1,044

Total	$597	$1,625	$(547)	$—	$1,675

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

Financial Assets

The Company’s financial assets as of May 3, 2014, February 1, 2014 and May 4, 2013 included cash equivalents and interest rate cap agreements. The Company’s financial assets as of May 4, 2013 also included a note receivable. The Company’s financial liabilities are discussed below. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable was based on a discounted cash flow analysis whose inputs are unobservable, and therefore it fell within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 3, 2014	February 1, 2014	May 4, 2013
Assets:
Level 1
Cash equivalents (including restricted cash)	$32,326	$32,324	$34,985
Level 2
Interest rate cap agreements(a)	$—	$1	$9
Level 3
Note Receivable(b)	$—	$—	$385

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).
(b)	As of May 4, 2013, this note receivable was included in “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheets. The change in the fair value of the Level 3 note receivable is related to the Company receiving full payment on the note during Fiscal 2013.

Financial Liabilities

The fair value of the Company’s debt as of May 3, 2014, February 1, 2014 and May 4, 2013 is noted in the table below:

	(in thousands)
	May 3, 2014		February 1, 2014		May 4, 2013
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.0%) plus 3.3%, matures on February 23, 2017	$825,369	$830,871	$828,839	$836,091	$863,572	$876,526
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2014 to February 15, 2019	450,000	497,250	450,000	501,458	450,000	504,563

Total debt	$1,275,369	$1,328,121	$1,278,839	$1,337,549	$1,313,572	$1,381,089

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Capital lease obligations are excluded from the table above.

The fair values presented herein are based on pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since May 3, 2014, and current estimates of fair value may differ from amounts presented herein.

6. Derivative Instruments and Hedging Activities

As of May 3, 2014, February 1, 2014 and May 4, 2013, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815). The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates. The Company’s Term Loan Facility and ABL Line of Credit contain floating rate obligations and are subject to interest rate fluctuations. The Company uses interest rate cap agreements, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows. Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap agreements are recorded at a fair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Agreement—Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows. The Company’s two interest rate cap agreements each have a notional principal amount of $450.0 million, a cap rate of 7% and terminate on May 31, 2015.

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	May 3, 2014		February 1, 2014		May 4, 2013
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$—	Other Assets	$1	Other Assets	$9

(in thousands)
Fair Values of Derivative Instruments
Liability Derivatives
	May 3, 2014		February 1, 2014		May 4, 2013
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

	(in thousands)
	(Gain) or Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of Loss (Gain) Recognized in Comprehensive Income (Loss) related to Derivatives	Amount of Loss (Gain) Recognized in Comprehensive Income (Loss) related to Derivatives
		Three Months Ended
		May 3, 2014	May 4, 2013
Interest Rate Cap Agreements	Interest Expense	$1	$60

7. Income Taxes

Net deferred taxes are as follows:

	(in thousands)
	May 3, 2014	February 1, 2014	May 4, 2013
Current Deferred Tax Asset	$14,850	$13,475	$9,337
Non-Current Deferred Tax Liability	235,986	242,708	251,167

Net Deferred Tax Liability	$221,136	$229,233	$241,830

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270), and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of May 3, 2014 and May 4, 2013, the Company’s best estimate of its annual effective income tax rate was 39.7% and 37.2%, respectively (before discrete items).

As of May 3, 2014, February 1, 2014 and May 4, 2013, valuation allowances amounted to $5.7 million, $5.7 million and $5.8 million, respectively, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The Company has $7.8 million of deferred tax assets recorded for state net operating losses, of which $5.7 million will expire between 2013 and 2025.

In addition, management also determined that a full valuation allowance of $3.6 million, $3.4 million and $3.3 million were required against the tax benefit associated with Puerto Rico deferred tax assets as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

8. Stock Option and Award Plans and Stock-Based Compensation

On May 1, 2013, the Company’s Board of Directors approved the Company’s assumption and adoption of the 2006 Management Incentive Plan (the 2006 Plan) that was previously sponsored by Burlington Coat Factory Holdings, LLC. The Company’s 2013 Omnibus Incentive Plan (the 2013 Plan and, together with the 2006 Plan, the Plans) was adopted effective prior to and in connection with the Offering. The 2006 Plan and the 2013 Plan each provide for the granting of stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Prior to the Offering, grants made pursuant to the 2006 Plan were comprised of units of the Parent’s common stock. Each “unit” consisted of 99 shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. Awards previously granted under the 2006 Plan have been retroactively adjusted to reflect the Reclassification.

As of May 3, 2014, there were 10,125,258 shares of Parent’s common stock authorized for issuance under the 2006 Plan and 6,000,000 shares of Parent’s common stock authorized for issuance under the 2013 Plan.

Stock Options

The Company accounts for awards issued under the Plans in accordance with ASC Topic No. 718, “Stock Compensation.” Options granted during the three month period ended May 3, 2014 were all service-based awards and were granted under the 2006 Plan at exercise prices of $27.40 and $29.86 per share. There were no options granted during the three month period ended May 4, 2013.

During Fiscal 2013, the Company made a special one-time grant under the 2006 Plan to certain members of its management team which resulted in the grant of options to purchase an aggregate of 1,595,000 shares of Parent’s common stock. These one-time grants vest 20% on each of the first five anniversaries of the Trigger Date. The Trigger Date is defined as the date after the vesting of all other options held by the grantee which were granted to the grantee prior to May 2013 and remain outstanding and unvested as of the date of the one-time grant. All service-based awards granted during the three months ended May 3, 2014 vest 25% on each of the first four anniversaries of the grant date. The final exercise date for any option granted is the tenth anniversary of the grant date.

In order to mitigate the impact of the $336.0 million dividend paid in connection with the issuance of the Holdco Notes in February 2013, the Company’s Board of Directors in May 2013 approved a modification to all then outstanding options through a combination of exercise price reductions and cash payments to option holders. The reduction of the exercise prices of each outstanding option was as follows:

•	from $2.78 per unit to $0.79—$1.65 per unit;

•	from $4.55 per unit to $0.79 per unit;

•	from $5.91 per unit to $0.79—$0.94 per unit;

•	from $10.91 per unit to $3.17—$5.02 per unit; and

•	from $10.96 per unit to $3.17—$5.07 per unit.

The modifications, through a combination of either reduced exercise prices or cash payments, did not affect the existing vesting schedules. The modification, which contemplated the fair value of awards both immediately before and after the modification, resulted in a total of $0.8 million of incremental compensation expense during the three months ended May 3, 2014 recorded in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which $0.2 million is payable in cash. As of May 3, 2014, the Company expects to recognize $5.1 million of incremental compensation expense to be recorded over the remaining vesting periods, of which $0.9 million will be paid in cash.

With the exception of the special one-time grants made during Fiscal 2013, all options awarded pursuant to the 2006 Plan become exercisable upon a change of control as defined in the Stockholders Agreement. The vesting of special one-time grants will not be accelerated in the event of a change of control, provided, however, that in the event that within two years after a change of control, the grantee’s employment is terminated without cause or the grantee resigns with good reason, then an incremental 20% of the special one-time grants shall be deemed vested as of the date of termination of grantee’s employment, but in no event more than the total number of special one-time grants granted to such grantee. Unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (subject to the potential acceleration of special one-time grants in the event of a change of control, as described above) and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

Non-cash stock compensation expense during the three month periods ended May 3, 2014 and May 4, 2013 amounted to $1.4 million and $0.5 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended
Type of Non-Cash Stock Compensation	May 3, 2014	May 4, 2013
Stock Option Modification (a)	$585	$—
Stock Option Grants (b)	713	490
Restricted Stock Issuances(b)	69	20

Total (c)	$1,367	$510

(a)	Represents non-cash compensation related to the modification of outstanding stock options granted under the 2006 Plan during Fiscal 2013 which is included in the line item “Stock Option Modification Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Included in the line item “Selling and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(c)	The tax benefit related to the Company’s non-cash stock compensation was $0.5 million and $0.2 million during the three month periods ended May 3, 2014 and May 4, 2013, respectively.

As of May 3, 2014, the Company had 4,257,239 options outstanding to purchase shares of Parent’s common stock, all of which are service-based awards issued under the 2006 Plan, and there was approximately $13.4 million of unearned non-cash stock-based option compensation, exclusive of the $5.1 million of incremental compensation associated with the modification, that the Company expects to recognize as expense over a weighted average period of 4.7 years. The service-based awards are expensed on a straight-line basis over the requisite service period. As of May 3, 2014, 20.8 percent of outstanding options to purchase shares of Parent’s common stock under the 2006 Plan had vested. As of May 3, 2014, no awards were outstanding under the 2013 Plan.

Stock option transactions during the three month period ended May 3, 2014 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options Outstanding February 1, 2014	4,619,323	$3.25
Options Issued	65,233	27.65
Options Exercised(a)	(419,980)	1.77
Options Forfeited	(7,337)	0.79

Options Outstanding May 3, 2014	4,257,239	$3.78

(a)	Options exercised during the three months ended May 3, 2014 had a total intrinsic value of $10.5 million.

Non-vested stock option share transactions during the three month period ended May 3, 2014 are summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-Vested Options Outstanding, February 1, 2014	3,527,800	$4.13
Non-Vested Options Granted	65,233	12.34
Non-Vested Options Vested	(214,917)	2.60
Non-Vested Options Forfeited	(7,337)	2.78

Non-Vested Options Outstanding, May 3, 2014	3,370,779	$4.56

The following table summarizes information about the options outstanding and exercisable under the 2006 Plan as of May 3, 2014:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at May 3, 2014	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at May 3, 2014	Weighted Average Remaining Contractual Life (Years)
$ 0.79 - $ 0.94	1,477,506	6.6	533,857	5.2
$ 3.17	443,221	6.3	198,382	4.9
$ 4.55 - $ 5.91	2,218,518	8.8	154,221	6.4
$26.96	52,761	9.7	—	—
$27.40 - $29.86	65,233	10.0	—	—

	4,257,239		886,460

The aggregate intrinsic value of options outstanding as of May 3, 2014 was $104.0 million.

The following table summarizes information about the stock options vested and expected to vest during the contractual term as of May 3, 2014:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and Expected to Vest	4,093,764	7.8	$3.77	$100.0 million

The fair value of each stock option granted during the three month period ended May 3, 2014 was estimated on the date of grant using the Black Scholes option pricing model using the following assumptions:

Three Months Ended May 3, 2014
Risk-Free Interest Rate	2.11%
Expected Volatility	44.0%
Expected Life (years)	6.25
Contractual Life (years)	10.0
Expected Dividend Yield	0.0%
Weighted Average Grant Date Fair Value of Options Issued	$12.49

Restricted Stock Awards

Under the 2006 Plan, the Company also has the ability to grant shares of restricted stock. During the three months ended May 3, 2014, the Company granted 74,134 shares of restricted stock at fair values based upon the closing price of the Parent’s common stock on the date of grant. There were no restricted stock awards granted during the three months ended May 4, 2013. All shares of restricted stock granted to date under the 2006 Plan are service-based awards. Shares of restricted stock are expensed on a straight-line basis over the requisite service period of three to four years. Following a change of control, as defined by the 2006 Plan, all unvested shares of restricted stock shall accelerate and vest as of the date of such change of control.

As of May 3, 2014, there was approximately $2.8 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 3.7 years. At May 3, 2014, 1,048,223 of the outstanding shares of restricted stock had vested.

Award grant and vesting transactions during the three month period ended May 3, 2014 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Awards Outstanding, February 1, 2014	81,396	$12.58
Awards Granted	74,134	27.50
Awards Vested	—	—

Non-Vested Awards Outstanding, May 3, 2014	155,530	$19.69

9. Other Liabilities

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight-line rent liability and other miscellaneous items. Customer liabilities comprised of gift cards and layaway deposits totaled $29.4 million, $29.2 million and $30.3 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $57.2 million, $57.2 million and $53.0 million, as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively. At May 3, 2014, February 1, 2014 and May 4, 2013, the portion of self-insurance reserve expected to be paid in the next twelve months of $23.5 million, $23.6 million and $21.6 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining balances at May 3, 2014, February 1, 2014 and May 4, 2013 of $33.7 million, $33.6 million and $31.4 million, respectively, were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with Topic No. 740.

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At May 3, 2014, February 1, 2014 and May 4, 2013, deferred lease incentives were $158.2 million, $157.5 million, and $138.6 million, respectively.

10. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $1.8 million, $1.3 million and $0.9 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material effect on the Company’s Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2013 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. The Company’s minimum lease payments for all operating leases are expected to be $191.4 million for the remainder of Fiscal 2014 and $267.1 million, $254.4 million, $234.3 million, $207.3 million and $741.8 million for the fiscal years ended January 30, 2016, January 28, 2017, February 3, 2018, February 2, 2019 and all subsequent years thereafter, respectively, inclusive of $209.2 million of minimum lease payments for 17 stores and two warehouses that the Company has committed to open.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $40.9 million, $43.9 million and $44.1million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively. Among these arrangements as of May 3, 2014, February 1, 2014 and May 4, 2013, the Company had letters of credit in the amount of $29.6 million, $28.8 million and $31.5 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amounts of $11.3 million, $15.1 million and $12.6 million at May 3, 2014, February 1, 2014 and May 4, 2013, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $508.2 million, $456.2 million and $484.8 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

11. Related Parties

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provided management, consulting, financial and other advisory services. The Advisory Agreement had a 10-year initial term, and thereafter was subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminated automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement terminated early, Bain Capital would be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term. The Advisory Agreement was terminated on October 2, 2013 in connection with the Offering. Prior to the termination of the Advisory Agreement, Bain Capital was paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transactions by or involving the Company. During the three months ended May 3, 2014, fees paid to Bain Capital, representing reimbursement for out-of-pocket fees and expenses, amounted to $0.1 million. During the three months ended May 4, 2013, fees paid to Bain Capital, primarily representing the quarterly fee, amounted to $1.1 million. These amounts are recorded in the line item “Selling and Administrative Expenses” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company had $0.7 million of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Condensed Consolidated Balance Sheets as of May 4, 2013.

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

12. Consolidated Guarantor Data

Holdings and subsidiaries of BCFWC have fully, jointly, severally, and unconditionally guaranteed BCFWC’s obligations under the ABL Line of Credit, Term Loan Facility and the Senior Notes. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFW and the guarantor subsidiaries.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings or Direct Parent in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or Direct Parent, or to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on the Senior Notes, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

The Company corrected a classification error in the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss). The Company previously recorded amounts within the line item “Earnings (Loss) from Equity Investment, Net of Taxes” within costs and expenses and subsequently corrected this classification and recorded the amounts below the line item “(Loss) Income Before Earnings (Loss) from Equity Investment, Net of Taxes.”

The Company corrected a classification error in the Condensed Consolidating Statements of Cash Flows. The Company previously recorded intercompany investing actives within financing activities and subsequently corrected this classification and recorded the amounts within investing actives for all years presented.

Burlington Coat Factory Investments Holdings, Inc.

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of May 3, 2014
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$65,200	$3,261	$—	$68,461
Restricted Cash and Cash Equivalents	—	32,100	—	—	32,100
Accounts Receivable	—	35,434	8,638	—	44,072
Merchandise Inventories	—	—	707,627	—	707,627
Deferred Tax Asset	—	8,607	6,243	—	14,850
Prepaid and Other Current Assets	—	41,930	35,562	—	77,492
Prepaid Income Tax	—	3,433	1,893	—	5,326
Intercompany Receivable	—	—	1,086,601	(1,086,601)	—

Total Current Assets	—	186,704	1,849,825	(1,086,601)	949,928
Property and Equipment—Net of Accumulated Depreciation	—	64,555	843,217	—	907,772
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulation Amortization	—	—	285,933	—	285,933
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,551,776	—	(2,551,776)	—
Other Assets	—	24,430	91,643	—	116,073

Total Assets	$—	$3,112,529	$3,070,618	$(3,638,377)	$2,544,770

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable	$—	$575,912	$—	$—	$575,912
Other Current Liabilities	—	125,305	140,138	—	265,443
Intercompany Payable	—	1,086,601	—	(1,086,601)	—
Current Maturities of Long Term Debt	—	—	1,070	—	1,070

Total Current Liabilities	—	1,787,818	141,208	(1,086,601)	842,425
Long Term Debt	—	1,275,369	21,889	—	1,297,258
Other Liabilities	—	53,696	201,600	—	255,296
Deferred Tax Liability	—	81,841	154,145	—	235,986
Investment in Subsidiaries	86,195	—	—	(86,195)	—
Commitments and Contingencies
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	414,045	414,045	1,063,182	(1,477,227)	414,045
(Accumulated Deficit) Retained Earnings	(500,240)	(500,240)	1,488,594	(988,354)	(500,240)

Total Stockholder’s (Deficit) Equity	(86,195)	(86,195)	2,551,776	(2,465,581)	(86,195)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	$3,112,529	$3,070,618	$(3,638,377)	$2,544,770

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

Burlington Coat Factory Investments Holdings, Inc.

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of May 4, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$98,553	$3,795	$—	$102,348
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	32,100	14,262	—	46,362
Merchandise Inventories	—	—	727,219	—	727,219
Deferred Tax Assets	—	9,331	6	—	9,337
Prepaid and Other Current Assets	—	43,264	31,030	—	74,294
Prepaid Income Taxes	—	5,052	1,950	—	7,002
Intercompany Receivable	—	—	788,022	(788,022)	—

Total Current Assets	—	223,100	1,566,284	(788,022)	1,001,362
Property and Equipment – Net of Accumulated Depreciation	—	72,936	798,674	—	871,610
Tradenames		238,000	—	—	238,000
Favorable Leases – Net of Accumulated Amortization	—	—	313,200	—	313,200
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,272,794	—	(2,272,794)	—
Other Assets	—	25,060	86,149	—	111,209

Total Assets	$—	$2,878,954	$2,764,307	$(3,060,816)	$2,582,445

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable	$—	$630,660	$—	$—	$630,660
Other Current Liabilities	—	90,614	126,930	—	217,544
Intercompany Payable	—	788,022	—	(788,022)	—
Current Maturities of Long Term Debt	—	8,710	1,027	—	9,737

Total Current Liabilities	—	1,518,006	127,957	(788,022)	857,941
Long Term Debt	—	1,304,862	23,490	—	1,328,352
Other Liabilities	—	51,368	178,969	—	230,337
Deferred Tax Liability	—	90,070	161,097	—	251,167
Investment in Subsidiaries	85,352	—	—	(85,352)	—
Commitments and Contingencies
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	475,191	475,191	1,063,182	(1,538,373)	475,191
(Accumulated Deficit) Retained Earnings	(560,543)	(560,543)	1,209,612	(649,069)	(560,543)

Total Stockholder’s (Deficit) Equity	(85,352)	(85,352)	2,272,794	(2,187,442)	(85,352)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,878,954	$2,764,307	$(3,060,816)	$2,582,445

Burlington Coat Factory Investments Holdings, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

(All amounts in thousands)

	For the Three Months Ended May 3, 2014
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$1,128,269	$—	$1,128,269
Other Revenue	—	42	7,547	—	7,589

Total Revenue	—	42	1,135,816	—	1,135,858
COSTS AND EXPENSES:
Cost of Sales	—	—	698,461	—	698,461
Selling and Administrative Expenses	—	44,829	302,140	—	346,969
Costs Related to Debt Amendments and Secondary Offering	—	366	—	—	366
Stock Option Modification Expense	—	828	—	—	828
Restructuring and Separation Costs	—	—	—	—	—
Depreciation and Amortization	—	5,744	35,464	—	41,208
Impairment Charges—Long-Lived Assets	—	0	19	—	19
Other Income, Net	—	(946)	(950)	—	(1,896)
Loss on Extinguishment of Debt	—	87	0	—	87
Interest Expense	—	23,269	491	—	23,760

Total Costs and Expenses	—	74,177	1,035,625	—	1,109,802

(Loss) Income Before (Benefit) Provision for Income Taxes and Equity Investment	—	(74,135)	100,191	—	26,056
(Benefit) Provision for Income Taxes	—	(29,724)	39,929	—	10,205

Net (Loss) Income Before Earnings (Loss) from Equity Investment, Net of Taxes	—	(44,411)	60,262	—	$15,851
Earnings (Loss) from Equity Investment, Net of Taxes	15,851	60,262	—	(76,113)	—

Net Income (Loss) Income	$15,851	$15,851	$60,262	$(76,113)	$15,851

Total Comprehensive Income (Loss)	$15,851	$15,851	$60,262	$(76,113)	$15,851

Burlington Coat Factory Investments Holdings, Inc.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

(All amounts in thousands)

	For the Three Months Ended May 4, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$1,065,013	$—	$1,065,013
Other Revenue	—	56	7,920	—	7,976

Total Revenue	—	56	1,072,933	—	1,072,989
COSTS AND EXPENSES:
Cost of Sales	—	—	667,653	—	667,653
Selling and Administrative Expenses	—	47,310	280,394	—	327,704
Costs Related to Debt Amendments and Secondary Offering	—	8,855	—	—	8,855
Stock Option Modification Expense	—	—	—	—	—
Restructuring and Separation Costs	—	1,531	94	—	1,625
Depreciation and Amortization	—	6,269	37,723	—	43,992
Impairment Charges—Long-Lived Assets	—	—	51	—	51
Other Income, Net	—	(1,319)	(1,229)	—	(2,548)
Loss on Extinguishment of Debt	—	—	—	—	—
Interest Expense	—	26,057	532	—	26,589

Total Costs and Expenses	—	88,703	985,218	—	1,073,921

(Loss) Income Before (Benefit) Provision for Income Taxes and Equity Investment	—	(88,647)	87,715	—	(932)
(Benefit) Provision for Income Taxes	—	(34,290)	34,060	—	(230)

Net (Loss) Income Before (Loss) Earnings from Equity Investment, Net of Taxes	—	(54,357)	53,655	—	(702)
(Loss) Earnings from Equity Investment, Net of Taxes	(702)	53,655	—	(52,953)	—

Net (Loss) Income	$(702)	$(702)	$53,655	$(52,953)	$(702)

Total Comprehensive (Loss) Income	$(702)	$(702)	$53,655	$(52,953)	$(702)

Burlington Coat Factory Investments Holdings, Inc.

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Three Months Ended May 3, 2014
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$(72,843)	$127,038	$—	$54,195
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(6,047)	(39,938)	—	(45,985)
Proceeds Received from Sale of Fixed Assets	—	—	108	—	108
Intercompany Investing Transactions	—	—	(88,098)	88,098	—

Net Cash (Used in) Provided by Investing Activities	—	(6,047)	(127,928)	88,098	(45,877)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	115,000	—	—	115,000
Principal Payments on Long Term Debt – ABL Line of Credit	—	(115,000)	—	—	(115,000)
Principal Payments on Long Term Debt – Term Loan	—	(3,955)	—	—	(3,955)
Repayment of Capital Lease Obligations	—	—	(240)	—	(240)
Payment of Dividends	(65,789)	(65,789)	—	65,789	(65,789)
Receipt of Dividends	65,789	—	—	(65,789)	—
Proceeds from Direct Parent Investment	667	—	—	—	667
Proceeds from (Payments to) Equity Investment in BCFWC	(667)	667	—	—	—
Debt Issuance Cost	—	—	—	—	—
Intercompany Financing Transactions	—	88,098	—	(88,098)	—

Net Cash Provided by (Used In) Financing Activities	—	19,021	(240)	(88,098)	(69,317)

(Decrease) in Cash and Cash Equivalents	—	(59,869)	(1,130)	—	(60,999)
Cash and Cash Equivalents at Beginning of Period	—	125,069	4,391	—	129,460

Cash and Cash Equivalents at End of Period	$—	$65,200	$3,261	$—	$68,461

Burlington Coat Factory Investments Holdings, Inc.

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Three Months Ended May 4, 2013
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$31,560	$63,820	$—	$95,380
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(6,817)	(22,947)	—	(29,764)
Proceeds Received from Sale of Fixed Assets	—	—	114	—	114
Intercompany Investing Transactions	—	—	(40,617)	40,617	—

Net Cash (Used in) Provided by Investing Activities	—	(6,817)	(63,450)	40,617	(29,650)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	—	155,000	—	—	155,000
Principal Payments on Long Term Debt—ABL Line of Credit	—	(155,000)	—	—	(155,000)
Repayment of Capital Lease Obligations	—	—	(253)	—	(253)
Payment of Dividends	(4,955)	(4,955)	—	4,955	(4,955)
Receipt of Dividends	4,955	—	—	(4,955)	—
Debt Issuance Cost	—	(1,574)	—	—	(1,574)
Stock Option Exercise and Related Tax Benefits	—	64	—	—	64
Intercompany Financing Transactions	—	40,617	—	(40,617)	—

Net Cash Provided by (Used In) Financing Activities	—	34,152	(253)	(40,617)	(6,718)

Increase in Cash and Cash Equivalents	—	58,895	117	—	59,012
Cash and Cash Equivalents at Beginning of Period	—	39,658	3,678	—	43,336

Cash and Cash Equivalents at End of Period	$—	$98,553	$3,795	$—	$102,348

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended February 1, 2014 and the financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements, due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Executive Summary

Introduction and Overview of Fiscal 2014 Operating Results

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 523 stores, inclusive of an internet store, in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: women’s ready-to-wear apparel, menswear, youth apparel, baby, footwear, accessories, home and coats. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

For the three month period ended May 3, 2014 compared to the three month period ended May 4, 2013:

•	We generated total revenues of $1,135.9 million compared to $1,073.0 million.

•	Net sales increased $63.3 million to $1,128.3 million, inclusive of a 2.7% comparable store sales increase.

•	Gross margin as a percentage of net sales improved to 38.1% from 37.3%.

•	Selling and administrative expenses as a percentage of net sales remained consistent at 30.8%.

•	We earned net income of $15.9 million compared with a net loss of $0.7 million.

•	Covenant EBITDA (as subsequently defined in this Form 10-Q) decreased $50.2 million to $29.3 million.

Fiscal Year

Fiscal 2014 is defined as the 52 week year ending January 31, 2015. We define the 2013 fiscal year (Fiscal 2013) as the 52 week year ending February 1, 2014.

Store Openings, Closings, and Relocations

During the three months ended May 3, 2014, we opened 2 new Burlington Stores. We did not close any stores during the three months ended May 3, 2014. We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. As part of our growth strategy, we plan to open 23 net new Burlington Stores during the remainder of Fiscal 2014.

Debt Transactions

On April 4, 2014, the Burlington Holdings, LLC (Indirect Parent) and Burlington Holdings Finance, Inc. (collectively the Issuers) redeemed $58.0 million aggregate principal amount of the $350.0 million Senior Notes due 2018 (Holdco Notes) outstanding. The Company paid Indirect Parent a dividend of $59.9 million in order for Indirect Parent to make the redemption payment on the Holdco Notes representing $58.0 million aggregate principal amount of the Holdco Notes, $0.7 million of accrued interest on the Holdco Notes and $1.2 million of redemption premiums. In addition, during the three months ended May 3, 2014, the Company paid Indirect Parent a dividend of $5.8 million representing interest on the Holdco Notes.

Based on our excess cash flow calculation as of February 1, 2014, the Company was required to make an excess cash flow payment of $4.0 million on the Term Loan Facility. In accordance with Topic No. 470, the Company recognized a loss on the extinguishment of debt of $0.1 million, representing the write off of deferred financing costs and unamortized original issue discount, which is recorded in the line item “Loss on Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Secondary Offering

On April 28, 2014, Parent commenced a public secondary offering of its common stock (the Secondary Offering). On May 6, 2014, Parent closed the Secondary Offering, in which 12,000,000 shares of Parent’s common stock were sold by certain of Parent’s stockholders. In connection with the Secondary Offering, the selling stockholders granted the underwriters, and the underwriters subsequently exercised, an option to purchase 1,800,000 additional shares of Parent’s common stock. All of the shares sold in the Secondary Offering were offered by selling stockholders. The Company did not receive any of the proceeds from the Secondary Offering. The Company incurred $0.4 million in offering costs related to the Secondary Offering, which is included in the line item “Costs Related to Debt Amendments and Secondary Offering” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

•

Continuing to Enhance Execution of the Off-Price Model. We plan to drive comparable store sales by focusing on product freshness to ensure that we consistently deliver newness to the selling floors. We plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover. We maintain our ability to leverage our pack-and-hold program which is designed to take advantage of terrific buys of either highly desirable branded product or key seasonal merchandise for the next year. While the amount of goods we purchase on pack-and-hold is purely based on the right opportunities in the marketplace, this continues to be a great avenue to source product. We also intend to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace.

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

•

Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores had positive Adjusted EBITDA for Fiscal 2013. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

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

•

Optimize Markdowns. We believe that our markdown system allows us to maximize sales and gross margin dollars based on forward looking sales forecasts, sell-through targets, and exit dates. This allows us to optimize markdowns at the style and color level by store cluster.

•

Enhance Purchasing Power. We believe that our growth and new West Coast buying office provide us with the opportunity to capture incremental buying opportunities and realize economies of scale in our merchandising and non-merchandising purchasing activities.

•

Drive Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations. Furthermore, we expect operating costs to grow less rapidly in the future.

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

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our Burlington Stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

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

For the three months ended May 3, 2014, Covenant EBITDA decreased $50.2 million to $29.3 million, primarily as a result of the increase in dividends paid, partially offset by our improved operating results (refer to the sections below entitled “Results of Operations” for further explanation).

The following table shows our reconciliation of Net Income (Loss) to Covenant EBITDA for the three month period ended May 3, 2014 compared to the three month period ended May 4, 2013:

	Three Months Ended
	May 3, 2014	May 4, 2013
Reconciliation of Net Income (Loss) to Covenant EBITDA
Net Income (Loss)	$15,851	$(702)
Interest Expense	23,760	26,589
Income Tax Expense (Benefit)	10,205	(230)
Depreciation and Amortization	41,208	43,992
Impairment Charges	19	51
Loss on Extinguishment of Debt	87	—
Special Items(a)	366	8,855
Other Non-Cash Charges(b)	1,497	2,451
Other Adjustment Items(c)	354	2,920
Stock Compensation Expense(d)	1,596	510
Dividend Paid to Affiliate	(65,641)	(4,955)

Covenant EBITDA	$29,302	$79,481

Reconciliation of Covenant EBITDA to Net Cash Provided by Operating Activities
Covenant EBITDA	$29,302	$79,481
Interest Expense	(23,760)	(26,589)
Changes in Operating Assets and Liabilities	67,207	49,162
Other Items, Net	(18,554)	(6,674)

Net Cash Provided by Operating Activities	$54,195	$95,380

Net Cash Used in Investing Activities	$(45,877)	$(29,650)

Net Cash Provided by (Used in) Financing Activities	$(69,317)	$(6,718)

(a)	Amount represents Costs Related to Debt Amendments and Secondary Offering.
(b)	Includes (i) non-cash straight line rent expense, (ii) amortization of purchased lease rights, (iii) advertising expense related to barter transaction and (iv) loss on disposal of fixed assets.
(c)	Includes (i) interest income, (ii) advisory fees, (iii) gain (loss) on investment in money market fund, (iv) severance and (v) franchise taxes.
(d)	Includes (i) non-cash stock option modification expense, (ii) stock option grants, (iii) restricted stock issuances and (iv) cash stock option modification expense.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers.

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three month period ended May 3, 2014 we experienced an increase in comparable store sales of 2.7%.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions, and other costs, in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our May 3, 2014 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the three month period ended May 3, 2014 was 38.1% compared with 37.3% during the three month period ended May 4, 2013. This improvement more than offset an approximate 30 basis point increase in product sourcing costs, which are included in the line item “Selling and Administrative Expenses” in our May 3, 2014 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Inventory. Inventory at May 3, 2014 was $707.6 million compared with $720.1 million at February 1, 2014. This decrease was primarily driven by a decrease in average inventory per comparable store of 1.8% as a result of our ongoing initiative to reduce inventory levels, increase inventory turnover and ultimately drive incremental store-traffic. In addition, we experienced a decrease in our pack-and-hold inventory of $13.8 million, driven by the timing of our release of our pack-and-hold inventory for the spring season and the market conditions available in order for us to procure goods opportunistically which we expect to continue to contribute to our sales and margin objectives during Fiscal 2014. These decreases were partially offset by increased inventories related to our two new stores opened since February 1, 2014.

Inventory at May 4, 2013 was $727.2 million. The decrease in inventory from May 4, 2013 to May 3, 2014 was primarily driven by a decrease in average inventory per comparable store of 11.3% as a result of our ongoing initiative to reduce inventory levels, increase inventory turnover and ultimately drive incremental store-traffic. This decrease was partially offset by an increase in our pack-and-hold inventory of $24.6 million driven by our continued investment to process the goods bought more opportunistically and our 20 net new stores opened since May 4, 2013.

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

Comparable store inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Comparable store inventory turnover is calculated by dividing comparable store sales by the average comparable store retail value of inventory for the period being measured. The calculation is based on a rolling 13 month average of inventory and the last 12 months’ comparable sales. Our comparable store inventory turnover rate (exclusive of warehouse inventory) as of May 3, 2014 and May 4, 2013 was 4.2 turns per year and 3.6 turns per year, respectively.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges related to corporate and warehouse employees. During the three months ended May 3, 2014, we changed our definition of store payroll to exclude payroll associated with our loss prevention team. These costs are now included in our product sourcing costs which are included in the line item “Selling and Administrative Expenses” in our May 3, 2014 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This change aligns our external reporting of store payroll with how the metric is reviewed internally by senior management. Under the current definition, store payroll as a percentage of net sales was 8.7% and 8.9% for the three month periods ended May 3, 2014 and May 4, 2013, respectively. Under the previous definition, store payroll as a percentage of net sales was 9.2% and 9.4% for the three month periods ended May 3, 2014 and May 4, 2013, respectively. The improvement in store payroll as a percentage of net sales was primarily driven by the benefit from the leverage of our comparable store sales and efficiencies realized in our stores as we continue to simplify operating procedures and improve the execution within store operations.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from or used in operating, financing, and investing activities. Cash and cash equivalents decreased $61.0 million during the three month period ended May 3, 2014 resulting in a cash and cash equivalent balance of $68.5 million. During the three month period ended May 4, 2013, cash and cash equivalents increased $59.0 million. The decrease in cash flows from the first quarter of Fiscal 2014 compared to the first quarter of Fiscal 2013 was primarily driven by:

•	a $60.8 million increase in dividends paid ($65.8 million dividends during the three months ended May 3, 2014 compared to $5.0 million of dividends paid in during the three months ended May 4, 2013);

•

a $41.2 million decrease in cash provided by operating activities, primarily driven by a smaller increase in accounts payable as a result of our decreased inventories (refer to the section below entitled “Cash Flow for the Three Months Ended May 3, 2014 Compared with the Three Months Ended May 4, 2013” for further details); and

•

a $16.2 million increase in capital expenditures, primarily related to the construction of our new corporate headquarters and store expenditures (refer to the section below entitled “Capital Expenditures” for further details).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at May 3, 2014 was $75.4 million compared to $108.6 million at May 4, 2013. The decrease was primarily attributable to an increase in our other current liabilities (primarily driven by an increase in our income and sales taxes payable), a decrease in cash and cash equivalents and a decrease in our inventories, partially offset by our decreased accounts payable. Working capital at February 1, 2014 was $124.5 million. Refer to the sections below entitled “Results of Operations” for further explanations.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for the three month periods ended May 3, 2014 and May 4, 2013.

	Percentage of Net Sales
	Three Months Ended
	May 3, 2014	May 4, 2013
Net Sales	100.0%	100.0%
Other Revenue	0.7	0.8

Total Revenue	100.7	100.8
Cost of Sales	61.9	62.7
Selling and Administrative Expenses	30.8	30.8
Costs Related to Debt Amendments and Secondary Offering	—	0.8
Stock Option Modification Expense	0.1	—
Restructuring and Separation Costs	—	0.2
Depreciation and Amortization	3.7	4.1
Impairment Charges—Long-Lived Assets	—	—
Other (Income) Expense, Net	(0.2)	(0.2)
Loss on Extinguishment of Debt	—	—
Interest Expense	2.1	3.2

Total Expense	98.4	101.6

Loss before Income Tax Expense (Benefit)	2.3	(0.8)
Income Tax Expense (Benefit)	0.9	(0.3)

Net Income (Loss)	1.4%	(0.5)%

Three Month Period Ended May 3, 2014 Compared With the Three Month Period Ended May 4, 2013

Net Sales

We experienced an increase in net sales for the first quarter of Fiscal 2014 compared with the comparative quarter of $63.3 million, or 5.9%, to $1,128.3 million. This increase was primarily attributable to the following:

•	an increase in net sales of $40.3 million from new stores opened during Fiscal 2014 and stores previously opened that were not included in our comparable store sales; and

•	an increase in comparable store sales of $28.1 million, or 2.7%, to $1,085.7 million; partially offset by

•	a $5.1 million decrease related to the net impact of closed stores and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved execution of our off-price model.

Cost of Sales

Cost of sales as a percentage of net sales improved approximately 80 basis points during the first quarter of Fiscal 2014. The improvement was driven by improved execution. This improvement more than offset an approximate 30 basis point increase in product sourcing costs, which are included in the line item “Selling and Administrative Expenses” in our May 3, 2014 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On a dollar basis, cost of sales increased $30.8 million, or 4.6%, for the first quarter of Fiscal 2014 compared with the comparative quarter primarily driven by our overall increase in sales.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales remained consistent at 30.8% for the first quarter of Fiscal 2014. We experienced positive leverage from comparable store sales achieved on store expenses, primarily payroll, as well as improved leverage on advertising expenses, which was offset by an increase in product sourcing costs. Selling and administrative expenses are summarized in the table below:

	(in thousands)
	Three Months Ended
	May 3, 2014	Percentage of Net Sales	May 4, 2013	Percentage of Net Sales	$ Variance	% Change
Store Related Costs	$237.0	21.0%	$225.6	21.2%	$11.4	5.1%
Product Sourcing Costs	43.3	3.8	37.9	3.5	5.4	14.2
Corporate Costs	34.1	3.0	32.2	3.0	1.9	5.9
Other Selling and Administrative Expenses	12.5	1.2	12.1	1.2	0.4	3.3
Marketing and Strategy Costs	20.1	1.8	19.9	1.9	0.2	1.0

Selling and Administrative Expenses	$347.0	30.8%	$327.7	30.8%	$19.3	5.9%

Store related costs as a percentage of net sales improved approximately 20 basis points during the first quarter of Fiscal 2014. This improvement is primarily driven by the improved leverage of store payroll of approximately 25 basis points, partially offset by an increase in occupancy costs as a percentage of net sales of approximately 15 basis points.

On a dollar basis, the $11.4 million increase in store related costs is primarily driven by our 20 net new stores that have opened since the first quarter of Fiscal 2013 as well as stores that opened during the first quarter of Fiscal 2013 that did not operate for a full 13 weeks.

Product sourcing costs as a percentage of net sales increased approximately 30 basis points during the first quarter of Fiscal 2014, which partially offset the improvement in cost of sales as noted above. The increase in product sourcing costs as a percentage of net sales is primarily driven by an increase of approximately 30 basis points in our supply chain costs, or $4.3 million on a dollar basis, primarily driven by our continued investment to process the goods bought more opportunistically.

Corporate costs as a percentage of net sales remained consistent at 3.0% during the first quarters of Fiscal 2014 and Fiscal 2013. The increase in corporate costs is primarily driven by an increase in business insurance of $0.8 million, or 9.4%, primarily attributable to our general business expansion.

Costs Related to Debt Amendments and Secondary Offering

During the three months ended May 3, 2014, the Company incurred $0.4 million of costs associated with the Secondary Offering. During the three months ended May 4, 2013, the Company incurred $8.9 million of refinancing fees related to the February 2013 Term Loan Amendment.

Stock Option Modification Expense

In May 2013, our Board of Directors, in order to mitigate the impact of the dividend on our option holders in connection with the issuance of the Holdco Notes and the related $336.0 million dividend in February 2013, approved a modification to the outstanding options, through a combination of exercise price reductions and cash payments to the option holders. Based on the terms of the modification, we will be required to make cash payments over the option holders’ vesting periods, which vary over the next three years. During the first quarter of Fiscal 2014, we recorded $0.2 million of expense related to these payments. We expect to recognize the remaining expense of $0.4 million during the remainder of Fiscal 2014 and $0.4 million, $0.1 million and less than $0.1 million for the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Additionally, upon application of modification accounting for the reduction in strike prices, which contemplates fair value of awards both before and after the modification, incremental non-cash stock option expense is expected to be recognized over the option holders’ vesting periods, which vary over the next three years. During the first quarter of Fiscal 2014, we recognized $0.6 million of incremental non-cash stock option expense. We expect to recognize the remaining non-cash stock option modification expense of $1.8 million during the remainder of Fiscal 2014 and $1.4 million, $0.8 million and $0.2 million during the fiscal years ended January 30, 2016, January 28, 2017 and February 3, 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $41.2 million during the first three months of Fiscal 2014 compared with $44.0 million during the comparative period. The decrease in depreciation and amortization expense was primarily driven by the expiration dates of certain of our favorable leases.

Interest Expense

Interest expense was $23.8 million for the first three months of Fiscal 2014 compared with $26.6 million for the comparative period. The $2.8 million decrease in interest expense was primarily driven by the following:

•

a decrease of $3.2 million related to our Term Loan as a result of the refinancing in May 2013 which reduced the interest rates associated with the Term Loan by 100 basis points (provided that such interest rates shall be further reduced by 25 basis points if BCFWC’s consolidated secured leverage ratio is less than or equal to 2.25:1) and to reduce the LIBOR floor by 25 basis points; partially offset by

•	an increase in amortization of deferred debt fees of $0.5 million, primarily driven by increased deferred debt as a result of the refinancing of our Term Loan.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the first quarter of Fiscal 2014 compared with the prior year’s quarter are summarized in the table below:

	Three Months Ended
	May 3, 2014	May 4, 2013
Average Interest Rate—ABL Line of Credit	1.9%	2.0%
Average Interest Rate—Term Loan	4.3%	5.5%
Average Balance—ABL Line of Credit	$8.9 million	$24.5 million
Average Balance—Term Loan	$834.4 million	$871.0 million

Income Tax Expense (Benefit)

Income tax expense was $10.2 million for the first quarter of Fiscal 2014 compared to a benefit of $0.2 million for the first quarter of Fiscal 2013. The effective tax rates for the first quarter of Fiscal 2014 and the comparative quarter were 39.2% and 24.7%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the first quarter of Fiscal 2014, resulting in the annual effective income tax rate of 39.7% (before discrete items) being our best estimate. The effective tax rate for the first quarter of Fiscal 2014 was impacted by discrete adjustments that decreased the tax expense by $0.2 million, primarily related to a reduction in unrecognized tax benefits (including interest and penalties) upon the expiration of statute of limitations, partially offset by an increase in deferred tax liabilities due to changes in state tax rates and apportionment.

Our best estimate of the projected annual effective income tax rate for the first quarter of Fiscal 2013 was 37.2% (before discrete items). The effective tax rate was impacted by discrete adjustments that increased the tax benefit by $0.1 million, primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the closing of ongoing state audits related to filing positions taken by the Company, and true-ups for income tax estimates in prior periods.

Net Income (Loss)

We earned net income of $15.9 million for the first quarter of Fiscal 2014 compared with a net loss of $0.7 million for the comparative quarter. The increase in our net income was primarily driven by our improved gross margin, a decrease in costs related to our debt amendments and Secondary Offering and a reduction in our interest expense, partially offset by increases in our selling and administrative expenses and income tax expense.

Liquidity and Capital Resources

As of May 3, 2014, we continue to be in compliance with all of our covenants under our Senior Secured Term Loan Facility. At May 3, 2014, our consolidated leverage ratio was 4.0 and our interest coverage ratio was 3.8.

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

Cash Flow for the Three Months Ended May 3, 2014 Compared with the Three Months Ended May 4, 2013

We used $61.0 million of cash flow for the three months ended May 3, 2014 compared with generating $59.0 million of cash flow for the comparative period.

Net cash provided by operating activities amounted to $54.2 million and $95.4 million for the first three months of Fiscal 2014 and Fiscal 2013, respectively. The decrease was primarily driven by a smaller increase in our accounts payable as a result of our decreased inventories, as well as a decrease in our income taxes payable and a decrease in accrued bonuses. These increases were partially offset by a larger decrease in our inventories and an increase in our net income

Net cash used in investing activities was $45.9 million and $29.7 million for the three month periods ended May 3, 2014 and May 4, 2013, respectively, and consists primarily of capital expenditures. The increase in capital expenditures is primarily related to the construction of our new corporate headquarters and store expenditures (refer to the section below entitled “Capital Expenditures” for further details).

Net cash used in financing activities increased $62.6 million during the first three months of Fiscal 2014 compared with the first three months of Fiscal 2013. This increase was primarily related to a $60.8 million increase in dividends paid ($65.8 million dividends during the three months ended May 3, 2014 compared to $5.0 million of dividends paid in during the three months ended May 4, 2013).

Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at May 3, 2014 was $75.4 million compared to $108.6 million at May 4, 2013. The decrease was primarily attributable to an increase in our other current liabilities (primarily driven by an increase in our income and sales taxes payable), a decrease in cash and cash equivalents and a decrease in our inventories, partially offset by our decreased accounts payable. Working capital at February 1, 2014 was $124.5 million.

Capital Expenditures

For the first three months of Fiscal 2014, cash spend for capital expenditures, net of $8.7 million of landlord allowances, amounted to $37.3 million. We estimate that we will spend approximately $180 million, net of approximately $40 million of landlord allowances, in capital expenditures during Fiscal 2014, including approximately $75 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $35 million to support continued distribution facility enhancements. We expect to use the remaining capital to support information technology and other initiatives, inclusive of approximately $40 million related to the construction of our new corporate headquarters.

Dividends

On April 4, 2014, the Issuers redeemed $58.0 million aggregate principal amount of the Holdco Notes outstanding. The Company paid Indirect Parent a dividend of $59.9 million in order for Indirect Parent to make the redemption payment on the Holdco Notes representing $58.0 million aggregate principal amount of the Holdco Notes, $0.7 million of accrued interest on the Holdco Notes and $1.2 million of redemption premiums. In addition, during the three months ended May 3, 2014, the Company paid Indirect Parent a dividend of $5.8 million representing interest on the Holdco Notes.

Operational Growth

During the three months ended May 3, 2014, we opened 2 new Burlington Stores. We did not close any stores during the three months ended May 3, 2014. As of May 3, 2014, we operated 523 stores primarily under the name “Burlington Stores.” As part of our growth strategy, we plan to open 23 net new Burlington Stores during the remainder of Fiscal 2014.

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

Debt

As of May 3, 2014, our obligations include $825.4 million under our Senior Secured Term Loan Credit Agreement due 2017 and $450.0 million of 10% Senior Notes due 2019.

$1 Billion Senior Secured Term Loan Facility

The interest rates for the Senior Secured Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Senior Secured Term Loan Facility) and (y) 1.00% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Senior Secured Term Loan Facility was 4.3% as of May 3, 2014 and 5.5% as of May 4, 2013.

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

The Senior Secured Term Loan Credit Agreement contains financial, affirmative and negative covenants and requires that BCFWC, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Covenant EBITDA, as the relevant metric is defined in the Senior Secured Term Loan Facility, for the trailing twelve months most recently ended and such ratios may not exceed 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated leverage ratio as of May 3, 2014 was 4.0.

The consolidated interest coverage ratio compares our consolidated interest expense to Covenant EBITDA, as each term is defined in the Senior Secured Term Loan Facility, for the trailing twelve months most recently ended, and such ratios must exceed 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio as of May 3, 2014 was 3.8.

Covenant EBITDA is a non-GAAP financial measure of our liquidity. Covenant EBITDA, as defined in the credit agreement governing our Senior Secured Term Loan Facility, starts with BCFWC net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Covenant EBITDA is used to calculate the consolidated leverage ratio and the consolidated interest coverage ratio. As of May 3, 2014 and May 4, 2013, we were in compliance with all of our covenants under our Senior Secured Term Loan Facility.

ABL Line of Credit

As of May 3, 2014 we had no outstanding borrowings on our ABL Line of Credit and unused availability of $508.2 million. Our borrowings equaled our repayments on our ABL Line of Credit during the three months ended May 3, 2014 and May 4, 2013, respectively.

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

Our critical accounting policies and estimates are consistent with those disclosed in Note 1 to the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

Recent Accounting Pronouncements

Refer to Note 1 to our May 3, 2014 Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include (i) changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and (ii) investing activities. The interest rate of our Term Loan Facility is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 3 to our Condensed Consolidated Financial Statements, “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At May 3, 2014, we had $473.0 million principal amount of fixed-rate debt and $830.6 million of floating-rate debt (both exclusive of original issue discount). Based on $830.6 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.3 million per year, resulting in $8.3 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at May 3, 2014	Additional Interest Expense Q2 2014	Additional Interest Expense Q3 2014	Additional Interest Expense Q4 2014	Additional Interest Expense Q1 2015
ABL Line of Credit	$—	$—	$—	$—	$—
Term Loan (a)	830,552	2,076	2,076	2,076	2,076

	$830,552	$2,076	$2,076	$2,076	$2,076

(a)	Principal balance represents carrying value of our Term Loan exclusive original issue discount.

We have two interest rate cap agreements which limit our interest rate exposure to 7% on our first $900.0 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of May 3, 2014, for a full fiscal year, then our maximum interest rate exposure would be $22.8 million assuming constant borrowing levels of $830.6 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million. As of May 3, 2014, the borrowing rate related to our Term Loan Facility was 4.3%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 3, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 3, 2014.

During the quarter ended May 3, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1(1)	Amended and Restated Stockholders Agreement among Burlington Stores, Inc. and the Investors and Managers named therein dated as of March 13, 2014.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Burlington Stores, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.

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

Date: June 12, 2014

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